Form 10-K405
period 1994-12-31
CYTOCARE INC
filed 1995-03-28
CIK 819939

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER 0-16752

                                CYTOCARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                      66-0439440
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)



    100 Columbia, Suite 100, Aliso Viejo, California        92656
        (Address of principal executive offices)          (Zip code)

       Registrant's telephone number, including area code: (714) 448-7700

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.004 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ X ]

     The number of shares of the Common Stock of the registrant outstanding as of March 9, 1995 was 5,177,133. The number of shares of Common Stock held by nonaffiliates on such date was 4,336,651 with an approximate aggregate market value of $22,767,418.


================================================================================

                               TABLE OF CONTENTS





                                                                                                        Page
                                    Item Number and Caption                                            Number
                                    -----------------------                                            ------
PART I

   Item 1.     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
   Item 2.     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
   Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
   Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .     8


PART II

   Item 5.     Market for Registrant's Common Equity
                 and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .     9
   Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
   Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .    11
   Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .    14
   Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .    14


PART III

   Item 10.    Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . .    15
   Item 11.    Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
   Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
   Item 13.    Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . .    20


PART IV

   Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

                                     PART I


ITEM 1.    BUSINESS

INTRODUCTION

           Cytocare, Inc. (the "Company" or "Cytocare"), a Delaware corporation formed in October 1984, develops, manufactures, markets and services medical devices and therapeutic procedures primarily to treat urologic diseases.

           The Company exercises active and substantial management and operational controls over the two business units reporting to corporate Cytocare - Medstone International, Inc. and Endocare, Inc.

           MEDSTONE - Cytocare's wholly-owned manufacturing subsidiary, Medstone International, Inc., performs engineering, manufacturing, marketing and field service for its proprietary shockwave lithotripters as well as supplies lithotripter services directly to providers on a fee-for-service basis. Shockwave lithotripsy is the preferred therapy for kidney stone disease.

           ENDOCARE - Cytocare's wholly-owned subsidiary, Endocare, Inc., develops, manufactures and markets proprietary laser catheters. It also developed a proprietary surgical diode laser and cryosurgical tools for urological and general surgical use.

           The Company's current business plan is to separate its operating business units and revenue streams into independent public companies. Management hopes that such a restructuring will benefit shareholders by bringing about operational advantages as well as a more discriminating and favorable valuation of Cytocare.

MARKETS

           Urological diseases, particularly enlarged prostates, prostate cancer and kidney stones, are major medical afflictions. The average urologist spends about 35% of his time managing prostate diseases and 15% of his time in stone management. The following are estimates of the number of procedures or patients in each of these categories of urological diseases initially identified by the Company as its target markets. The share of the target markets that the Company will obtain will be dependent on successful development of new products, obtaining appropriate regulatory agency approvals, market acceptance of the products, the Company's ability to market, the alternative sources of equivalent products and future developments.

           ENLARGED PROSTATES - A majority of males will eventually suffer from enlargement of the prostate, an affliction that progresses with age. It is estimated that 75% of the men over the age of 50 years have symptoms arising from an enlarged prostate and up to 30% of the men who live to age 80 require surgical intervention.

           Of the estimated 10 million men in the U.S. displaying symptoms of enlarged prostate, approximately 5 million avoid seeing a doctor, 4.5 million visit a doctor and are treated by "watchful waiting", 34,000 are treated with 5-alpha reductase inhibitor drugs, 100,000 are treated with alpha blocker drugs and 400,000 are treated by surgery. Currently the most common surgical procedure is transurethral resection of the prostate ("TURP"). This prostatectomy is the most common surgical procedure performed by urologists. Annually an estimated 400,000 men in the U.S. or 1.2 million men worldwide undergo this procedure to reduce the size of the prostate.

           PROSTATE CANCER - Prostate cancer is the most common cancer in men, being diagnosed in 14% - 16% of males over 50 years of age. Approximately 20% of these become lethal through widespread metastasis resulting in prostate cancer being the third most frequent cause of cancer death in males. In the United States, more than 130,000 men are diagnosed with, and more than 33,000 die from, prostate cancer annually. This translates to approximately 1 in every 11 men developing this disease in their lifetime.

           KIDNEY STONES - In the United States, it is estimated that over 600,000 persons per year suffer from kidney stones and an estimated 300,000 patients per year are hospitalized with a primary kidney stone. Historically, approximately 170,000 of these patients have been treated with shockwave lithotripsy each year.

PRODUCTS

           Cytocare's current and future pipeline of products includes devices, and therapeutics for the treatment of prostate and kidney diseases. The Company has regulatory approval to commercialize five devices including the Medstone STS with a pre-market approval ("PMA") and the ProLase II, the ProLase I, the CryoCare Surgical System and the DioLase 60 with a 510(k) notifications. See "Government Regulation."

                               STATUS OF PRODUCTS


       PRODUCT                  APPLICATION                   REGULATORY STATUS        MARKET STATUS
  Medstone STS          Renal Stone                           PMA received        Marketed worldwide

  ProLase I             Urologic Obstruction                  510(k) received     Marketed worldwide

  ProLase II            Urologic Obstruction                  510(k) received     Marketed worldwide

  DioLase 60            General Surgery and Urology Use       510(k) received     Target release date 1995

  CryoCare Surgical     Cryosurgical Tissue and Tumor         510(k) received     Target release date 1995
  System                Production                                                or early 1996


           MEDSTONE STS - The Medstone STS ("System") is presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a PMA from the United States Food and Drug Administration ("FDA") in 1988 authorizing commercial use of the device for treating patients with kidney stones.

           A series of shockwaves are created outside the patient's body and focused to travel through water-based fluids until they enter the body and disintegrate the stone. Each successive shockwave serves to further break apart the stone into smaller particles until, in the case of kidney stones, they are small enough to be passed in the patient's urine. A treatment typically requires 1200-1600 shockwaves in a procedure which lasts 45 to 60 minutes.

           In addition to the shockwave generator, the Medstone STS's components include a customized X-ray table on which the patient lies horizontally with his or her kidney positioned above the shockwave generator, a computer, an X-ray system, an ultrasound system, and an electrocardiogram ("ECG") monitor. The computer generates information regarding the treatment and monitors the patient's condition. The X-ray/ultrasound system produces images that are converted and analyzed by the computer and then used by the physician for proper positioning and to determine when the kidney stone has been sufficiently disintegrated to terminate the treatment. The ECG monitor supplies the data that allows the computer to synchronize the shockwaves with phases of the patient's heartbeat.

           The Company has developed and copyrighted all the software that controls the Medstone STS. This software, an integral part of the system and therefore subject to review by regulatory agencies, is licensed for use on a per procedure basis.

           The Company also has developed and manufactures its own disposable components for use with the Medstone STS. Electrodes manufactured by the Company are used to produce electrical sparks in the shockwave generator part of the device. A disposable coupling bag containing fluid for transmission of the shockwave is placed between the shockwave generator and the patient's back or stomach during the treatment. One complete set of the supplies is normally used in each patient procedure.

           PROLASE I - The Endocare Prolase I side-firing disposable laser catheter is sold under a 510(k) exemption from the FDA authorizing commercial use of the device in conjunction with a Nd:YAG (neodymium) laser or equivalent to deliver higher energy for quicker vaporization of tissue and allows physician to apply high wattage therapy in direct contact to tissue for extended periods of time. See "Government Regulation." The Company's general sales of the device began in July 1994.

           PROLASE II - The Endocare Prolase II side-firing disposable laser catheter is sold under a 510(k) exemption from the FDA authorizing commercial use of the device in conjunction with a Nd:YAG (neodymium) laser or equivalent to deliver energy for incision, excision, ablation and coagulation of urological tissues. See "Government Regulation." The Company's general sales of the device began in January 1993.

           CRYOCARE SURGICAL SYSTEM - The cryosurgical delivery system is designed for the treatment of prostate tumors and other organ confined tumors. The delivery system is a reusable cryoprobe that is introduced transperennially using ultrasound guidance. The cryo system has received a 510(k) exemption and may be released for general sale in 1995 or early 1996.

           DIOLASE 60 - Cytocare's fiber-coupled diode laser system is a compact, air cooled unit designed for surgical laser applications. The diode laser system has received a 510(k) exemption and will be marketed in 1995.


DISEASES AND TREATMENTS

           ENLARGED PROSTATE AND TREATMENT - Enlargement of the prostate, commonly called benign prostatic hyperplasia ("BPH"), is the noncancerous enlargement of the innermost part of the prostate and is more accurately a true hyperplastic process in that there is an actual increase in the number of cells. This enlargement of the prostate gland appears to occur with aging in combination with certain pathophysiologic influences. Such enlargement frequently results in a gradual squeezing of the urethra where it runs through the prostate, and becomes symptomatic when it obstructs the outflow of urine from the bladder. Side firing laser catheters, such as ProLase I and ProLase II, are used in a procedure called visual laser ablation prostatectomy ("VLAP"). This technique is just one of many therapies urologists use to treat BPH.

           KIDNEY STONES AND TREATMENT - A kidney stone develops when the salt and mineral substances in urine form crystals that stick together and grow in size. In most cases, these crystals are removed from the body by the flow of urine, but they sometimes stick to the lining of the kidney or settle in places where the urine flow fails to carry them away. These crystals may gather and grow into a stone ranging in size from that of a grain of sand to a golf ball. Most stones start to form in the kidney. Some may travel to other parts of the urinary system, such as the ureter or bladder, and grow there.

           Stones vary in size, composition, and the ease with which they can be dissolved. In some cases, certain medications may be used to lower the amount of acidity or alkalinity in the urine, thereby dissolving the stones. At present, stones that contain calcium cannot be dissolved. Most stones can be treated with conservative methods.

           This includes increased fluid intake, changes in diet, and medications. About 90 percent of stones that leave the kidney will pass through the ureter within three to six weeks. Stones that do not pass through the ureter may be removed with the aid of a grasping device (basket). The device is passed through a telescopic instrument (cystoscope) that the doctor inserts into the bladder or ureter (urethroscope). In some cases, the stones are removed whole, but sometimes they must be broken into smaller pieces with ultrasound before they can be removed with the basket.

           The Medstone STS is a minimally invasive nonsurgical treatment for stones in the kidney and ureter called extracorporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then, high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

           Although most stones can be treated with nonsurgical methods, certain stones still require conventional surgery, particularly when there is internal scarring and obstruction. With conventional surgery, an incision is made over the stone site. The hospital stay and recovery period are several weeks longer than when more conservative techniques are used. Therefore, stones are treated with nonsurgical methods when possible.

PRODUCTION

           Cytocare manufactures, under FDA mandated Good Manufacturing Practice ("GMP") requirements, its devices at its plant in Aliso Viejo, California. The Company moved into a new facility in March 1994. Subsequent to that move the Company was audited by the FDA and has received notification from the FDA enabling it to manufacture and market devices in the new facility. The Company has existing capacity to produce sufficient quantities of its shockwave lithotripters and side firing laser catheters to support commercial needs for the foreseeable future.

PRODUCT DEVELOPMENT

           The Company has focused its research and development on the products believed to have significant commercial potential in the treatment of urological diseases, as well as developments intended to improve performance and convenience of the lithotripter system and side- firing laser catheter. In addition, the engineering staff is developing a diode laser and cryosurgical products. The Company devotes significant resources to research and development, and will continue to invest significantly in proprietary products. During the years ended December 31, 1992, 1993, and 1994, the Company's expenditures for research and development totalled $2,192,756, $2,333,421, and $1,076,033 respectively.

PRODUCT LIABILITY AND INSURANCE

           The Company currently has in force commercial liability insurance, with coverage limits of $1 million per incident, and $2 million on an annual aggregate basis. It also has general umbrella liability insurance with coverage limits of $4 million per incident for a total aggregate amount of $5,000,000 per incident. The Company's insurance policies provide coverage on a claims-made basis and are subject to annual renewal.

GOVERNMENT REGULATION

           Governmental regulations in the United States and other countries are a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of drugs, including biologics, and medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country.

           DEVICES - Medical devices intended for human use in the United States are classified into three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. A class III product, such as the Medstone STS, and class I and II devices for which a PMA is necessary generally require initial Investigational Device Exemption ("IDE") approval by the FDA. An IDE permits limited clinical evaluation of the product under controlled conditions. Extensive reporting and monitoring of patient treatments made pursuant to the IDE are required. After the PMA is obtained, the product may be marketed to an unrestricted number of users in the United States, but general medical device regulations regarding FDA inspection of facilities, Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA continue to be applicable.

           A subset of medical devices categorized as class I or II and classified as "old" devices, that is, commercially distributed before March 28, 1976 or substantially equivalent to a device that was in commercial distribution before that date, may be marketed after the acceptance of the premarket notification under a 510(k) exemption. The 510(k) section of the Federal Food, Drug and Cosmetic Act allows an exemption from the requirement of premarket notification.

           Cytocare has obtained from the California Department of Health Services a license to manufacture medical devices and is subject to periodic inspections and other regulation by that agency.

           Certificate of Need ("CON") laws and regulations are in effect in many states. Under such laws, a CON issued by a governmental agency is generally required before the introduction of certain new health care services or before a hospital or other provider can acquire certain new medical equipment or facilities having values exceeding specified amounts. Failure to obtain a required CON may prohibit the purchase of desired equipment or cause the denial of Medicare or other governmental reimbursements or payments for patient treatments. In recent years several states have repealed their CON laws and many other states have made or are considering possible amendments to the laws. Most of the revisions involve raising the thresholds for review, eliminating certain types of facilities or services from review or streamlining the review process.

PATENTS, COPYRIGHTS, TRADE SECRETS AND LICENSES

           The Company's policy is to secure and protect intellectual property rights relating to its technology. While Cytocare believes that the protection of patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received or filed for certain patents or copyrights for some of the products described under "Products."

           The Company seeks to preserve the confidentiality of its technology by entering into confidentiality agreements with its employees, consultants, customers, and key vendors and by other means. No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.


COMPETITION

           The Company's products currently marketed and under development will be competing with many existing products and therapies for market share. The Company competes with fully integrated device companies, many of which have substantially more experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution.

           Products under development by the Company are expected to address the urological market. The Company's competition will be determined in part by the particular urological disease to which the Company's potential products relate. An important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which Cytocare can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. The development by others of new treatment methods could render the Company's products under development non-competitive or obsolete.

           The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

           SHOCKWAVE LITHOTRIPTERS - The Company's two principal competitors in shockwave lithotripsy are Dornier, which is part of the Daimler Benz group of German companies, and Siemens GmbH, a German electronic company. In addition, a number of other companies, both in the U.S. and foreign countries, have PMAs to sell their lithotripters for the treatment of kidney stones in the U.S. or are conducting clinical studies on the use of lithotripters for the treatment of kidney stones.

           The Company believes that, in addition to the obtaining of FDA and other governmental approvals, important competitive factors in the markets for shockwave lithotripters include the reliability, effectiveness in treating patients and pricing of particular systems. The Company believes the Medstone System compares favorably with other lithotripters presently being offered by competitors with respect to the precision of its imaging systems, its ease of patient handling, its simplicity of operation design, its safety features and its success rate in treating patients.

           DISPOSABLE CATHETERS - No less than eight companies are currently marketing or seeking approval to market laser based delivery systems for surgical intervention to release bladder obstructive disease. The principal competitors are C.R. Bard/Trimedyne, Coherent, Intra- Sonix, Laser Sonics/Circon Acmi, Laserscope and Surgical Laser Technologies. Key differences among the competing products include visualization (direct or ultrasound), control (balloon, surface contact, hand-guided standoff), power and clinical results (safety and efficacy).

           The Company believes that its side-firing laser catheters with direct visualization, hand guided placement, up to 100 watts of power and a 510(k) exemption provide a good combination of features available in the market.


SALES AND MARKETING

           The Company's current products and pipeline of products are targeted at the urology market. Cytocare has a small, direct sales force, as well as independent sales representatives within the United States. Outside the United States, the Company uses a network of distributors.

           The Company generates revenue from the sale of equipment, and also from the sale of software licenses, disposable supplies, procedure fees and service contracts to hospitals, physicians, and other health care providers.

           Marketing for the Company's products is accomplished through advertisement in medical journals, direct mail, direct physician contact, company participation in various associations, product exhibition and telephonic marketing.

BACKLOG - SHOCKWAVE LITHOTRIPSY

           The Company's lithotripsy equipment sale backlog was $440,000 as of March 20, 1995 and $1,375,000 as of March 7, 1994. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or ProLase II orders.

           With the maturity of Medstone's lithotripsy business, recurring revenues from fee for service and procedure fees and maintenance services have become a major source of Medstone's revenue stream. Maintenance services are generally provided under annual service contracts, and procedure and fee for service fees are earned based upon usage of the System.

HUMAN RESOURCES

           As of March 3, 1995, Cytocare had 60 employees. Of the 60 employees, 6 are engaged directly in research and development activities, 12 are engaged in manufacturing, 14 are engaged in field service, 14 are engaged in sales and marketing and 14 are employed in general and administrative positions.

           Although Cytocare conducts most of its research and development using its own employees, the Company has funded, and plans to continue to fund, research using consultants. Consultants provide services under written agreements and are paid based on the amount of time spent on Company matters. Under their consulting agreements, Cytocare's consultants are required to disclose and assign to the Company any ideas, discoveries and inventions developed by them in the course of providing consulting services.


ITEM 2.    PROPERTIES

           In March 1994, the Company took occupancy of new office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California, under an operating lease with an initial term of two years. The monthly lease rate is $12,500. Upon expiration of the initial two-year term of the above lease in March 1996, the Company has the option to extend the lease in one year segments through March 1999 for modest price increases.


ITEM 3.    LEGAL PROCEEDINGS

           The Company does not carry director and officer liability insurance, but does have indemnification agreements with its officers and directors and reciprocal indemnifications with the underwriter for its initial public offering.

           In October 1989 and January 1990, two lawsuits were filed by two shareholders of the Company in the United States District Court for the Central District of California. These lawsuits were filed against the Company, certain current and former officers and the underwriter for the initial public offering in June 1988. The complaints, which seek unspecified amounts in damages, allege principally that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. Both of the suits were consolidated by the District Court in February, 1990 under the case name Kaplan v. Freeman Rose, et al. ("Kaplan Action"). On May 4, 1992, the district court granted summary judgment in favor of the Company on all claims. Plaintiffs filed an appeal of the summary judgment to the Ninth Circuit Court of Appeals.

           There is a related shareholder class action alleging claims virtually identical to those pled in the Kaplan Action discussed above. In this action entitled Kramer v. Freeman Rose, et al. ("Kramer Action"), however, plaintiff alleged an additional claim under Section 12(2) of the 1933 Securities Act, 15 U.S.C.S. Section 771(2). The Company sought and obtained a dismissal of the Kramer Action on October 7, 1991, on the ground that the claims were barred by the applicable statute of limitations. Plaintiffs filed a First Amendment Complaint on March 17, 1992. On July 9, 1992, the district court granted the Company's motion to dismiss the First Amended Complaint in the Kramer Action. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. The Kramer Action and the Kaplan Action have been consolidated for purposes of appeal only. The Company has opposed the appeal of this litigation of the Kramer action as well.

           In October 1994, the Company received the opinion of the Ninth Circuit Court of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The Company views this lawsuit as an abusive securities suit diverting resources that could otherwise be used for technical innovation, capital investment and job creation. The Company intends to appeal the Ninth Circuit Court of Appeals opinion to the U.S. Supreme Court.

           In connection with their manufacture and marketing of the Medstone STS and the ProLase II, the Company is subject to legal actions and claims for personal injuries or property damage related to patients who use its products. The Company has obtained a liability insurance policy providing coverage for product liability and other claims. Management does not believe that the resolution of any such current proceedings will have a material financial impact on the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's annual meeting of shareholders was held on June 22, 1994. At the meeting Errol G. Payne, Frank R. Pope and Paul D. Quadros were elected directors.

                                    PART II



ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           Prior to January 24, 1991, the Company's common stock was traded on the NASDAQ Stock Market under the symbol MSHK. On January 24, 1991, the Company changed its name to Cytocare, Inc. and began trading on the Company's common stock on the NASDAQ Stock Market under the symbol CYTI. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 1993 and December 31, 1994 as reported in the NASDAQ National Market System for the quarter indicated.

                                                                                HIGH                LOW
                                                                                ----                ---
           YEAR ENDED DECEMBER 31, 1993
           ----------------------------
           First quarter                                                    $   8-1/4           $   5
           Second quarter                                                       7-3/8               5-1/2
           Third quarter                                                        7                   3-7/8
           Fourth quarter                                                       7                   3-1/8

           YEAR ENDED DECEMBER 31, 1994
           ----------------------------

           First quarter                                                    $   5-9/16          $   4
           Second quarter                                                       4-13/16             3-1/2
           Third quarter                                                        5-9/32              3-3/8
           Fourth quarter                                                       6-1/8               5

           At March 9, 1995, there were 445 stockholders of record of the Company's Common Stock.

           The Company has not paid any cash dividends on its Common Stock. The future payment by the Company of such dividends, if any, rests within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, applicable legal restrictions and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share amounts)

                                                                    YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                       1994          1993        1992          1991        1990
                                                     ----------    ---------    --------     ---------   ---------
Revenues:
  Net equipment sales                                $    3,125    $   2,317    $  5,407     $   2,685   $   5,456
  Procedure and maintenance fees
    and laser catheters                                  12,538       10,875       7,530         6,423       5,501
  Interest and dividends                                    642          481         631           667         731
                                                     ----------    ---------    --------     ---------   ---------

    Total revenues                                       16,305       13,673      13,568         9,775      11,688

Costs and expenses:
  Cost of sales                                           6,004        5,506       5,994         4,702       7,083
  Research and development                                1,076        2,334       2,193           962       1,483
  Selling                                                 2,551        2,674       1,619         1,518       4,987
  General and administrative                              2,105        2,226       1,583         1,524       2,713
  Other expense                                              35          338         868           106       1,019
                                                     ----------    ---------    --------     ---------   ---------

    Total costs and expenses                             11,771       13,078      12,257         8,812      17,285
                                                     ----------    ---------    --------     ---------   ---------

Income (loss) from operations before income taxes         4,534          595       1,311           963      (5,597)
Provision (benefit) for income taxes                        150           65         142           101        (494)
                                                     ----------    ---------    --------     ---------   ---------

Net income (loss)                                    $    4,384    $     530    $  1,169     $     862   $  (5,103)
                                                     ==========    =========    ========     =========   =========

Earnings (loss) per share:

  Primary:

    Net income (loss)                                $      .82    $     .10    $    .22     $     .18   $   (1.09)
                                                     ==========    =========    ========     =========   =========

  Fully diluted:

    Net income                                       $      .81    $     .10    $    .21     $     .17
                                                     ==========    =========    ========     =========

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                                                                DECEMBER 31
                                                     -------------------------------------------------------------
                                                       1994          1993         1992         1991       1990
                                                     ----------    ---------    ----------   ---------   ---------
Working capital                                      $   16,658    $  12,406    $ 11,434     $  10,373   $   9,260
Total assets                                             22,260       17,709      17,817        17,217      18,622
Total liabilities                                         2,809        2,935       3,707         4,365       6,685
Stockholders' equity                                     19,451       14,774      14,110        12,852      11,936

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           Cytocare has transitioned from a company solely in the medical capital equipment business to one offering devices and therapeutics for urological diseases. While Endocare is focused on prostate diseases, Medstone continues to manufacture, market and maintain lithotripters, and expand its Fee-for-Service Program to supply lithotripsy equipment to providers on per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

           During 1994, the Company received 510(k) notification for the ProLase I, the CryoCare Surgical System, and the Diolase 60 allowing the Company to manufacture and sell these products in the United States. ProLase I has already started contributing to revenue while both the CryoCare Surgical System and Diolase 60 are expected to go to market in 1995.

           In March of 1994, the Company moved into a smaller, more efficient facility at a substantial cost saving. This move did require a PMA supplement to be filed with the FDA and an audit from the FDA. The Company has received notification from the FDA that the PMA Supplement was approved for manufacturing at the new facility. The Company expects to receive the benefit of a full year of cost savings in 1995 as a result of this move.

           The Company as a manufacturer of a capital medical devices has been vertically integrating by offering its medical devices directly to the provider on a per procedure basis. Medstone, the Company's wholly-owned subsidiary, currently offers mobile lithotripsy procedures using five mobile systems in the Western United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

           By most financial indicators the Company is in a strong position. The Company has just completed 1994 reporting revenue increased, expenses decreased and net income increased compared to 1993. With a positive cash flow, stable inventories, a conservative asset acquisition strategy, and no long-term debt, the balance sheet ratios have improved.

           The Company began the year with approximately $11.6 million in cash and marketable securities, no debt, inventories of $1.6 million, and total assets of $17.7 million. The Company ended the year with approximately $14.4 million in cash and marketable securities, no debt, inventories of $1.6 million, total assets of $22.3 million as well as four consecutive profitable years.

           Through its continuing research and development, management of the Company is putting in place the scientific and engineering base it believes is necessary to carry it through the next phases of its growth plans.

           ASSETS

           Cash and equivalents and short-term investments increased by $2,848,000 at December 31, 1994 from December 31, 1993 due to the Company's increased sales and efforts to streamline operations and its move into a new, lower-cost facility. All of the Company's invested cash balance is invested in U.S. Treasury Bills at rates of 3.45% to 6.7% with staggered maturities through February of 1996.

           Accounts receivable increased by $208,000 from December 31, 1993 to December 31, 1994 due to the increase in the revenue from the mobile lithotripsy operations and the resulting higher number of customers with receivable balances.

           Deferred tax assets increased by $1,005,000 in the current year due to the Company's acknowledgement of the probability of continued profitability and the utilization of these assets in future periods. The recognition of this deferred tax asset resulted in an extremely low tax provision for 1994.

            Prepaid expenses decreased by $147,000 in the current year due to the utilization of an equipment deposit with a mobile van manufacturer as the Company completed the purchase of two additional vans in 1994.

           Fixed assets, cost, increased by $1,300,000 from December 31, 1993 to December 31, 1994 primarily as a result of additions of mobile vans used in the mobile lithotripsy operations.

           Other assets decreased by $110,000 in the current year due to the refund of several deposits held by state taxation agencies and a building landlord of the facility vacated in March 1994.

           LIABILITIES

           Accounts payable at December 31, 1994 decreased by $136,000 compared to December 31, 1993 due to lower spending levels for operating expenses.

           Accrued income taxes decreased $227,000 in the current year due to the recognition of the current year tax provision less prepayments.

           Accrued payroll expenses at December 31, 1994 increased by $102,000 compared to December 31, 1993 due to an increased bonus pool established as a result of profits for the current year.

           Deferred revenue increased $140,000 in the current year due to the increased number of sites under maintenance contract and one two year maintenance agreement.

           Customer deposits at December 31, 1994 decreased by $141,000 compared to December 31, 1993 due to the recognition of revenue in 1994.

           Deferred tax liabilities increased by $225,000 in the current year due to the Company's recording of its deferred tax assets and liabilities. This amount represents the Company's book/tax depreciation timing differences.

           SHAREHOLDERS' EQUITY

           Additional paid-in-capital increased $139,000 in the current year due to the exercise of common stock options held by employees.


RESULTS OF OPERATIONS

Year Ended December 31, 1994 Compared to Year ended December 31, 1993

           Total revenue increased to $16.3 million for the year ended December 31, 1994, a 19% increase from the 1993 revenue of $13.7 million. The increased net equipment sales resulted from an increase in both lithotripsy systems shipped, and an increase in the average lithotripter unit selling price. This equipment revenue gain was slightly offset by a decline in 1994 of upgrades in the Company's installed base of lithotripters from 1993 levels.

           Revenue from procedure and maintenance fees, or recurring revenue, increased in 1994 by $1.7 million, or 15%, from 1993 levels due to the continued expansion of the Company's mobile lithotripsy services and increased revenue from the procedure fees on third-party owned equipment. The volume on mobile lithotripsy services in the Company's vans increased by 81% in 1994 compared to the number of patients treated in 1993. Procedure revenue increased by 18% in 1994 as the utilization for the Company's equipment owned by third parties continues to increase. The number of procedures performed on third party-owned lithotripters in the United States increased by 27% from 1993 to 1994. A 16% decrease in 1994 revenues from the laser catheters was due to lower unit prices.

           Interest income in 1994 increased by 33% from 1993 levels due to increases in both average invested cash balances due to higher cash flow from operations, and higher yields due to the interest rate increases as a result of market conditions.

           Cost of equipment sales in 1994 decreased by 31% from 1993 due to the shipment of lower cost content foreign lithotripsy units. Gross margins on equipment and equipment upgrades increased due to the combination of lower cost units and higher average unit selling prices.

           Cost of recurring revenues increased in 1994 by $1,015,000 from 1993 due to the Company's expansion of its mobile lithotripsy services and the requisite equipment investment and expenses related to their operations. Maintenance expenses also increased by 33% as more sites were under maintenance contract in 1994.

           Research and development costs decreased in 1994 compared to the same period in 1993 due to the scaling back of the biochemical research.

           Selling expenses decreased in 1994 compared to the same period in the prior year, due to the decreased costs in the sales and marketing effort for the laser catheter products as the product's introductory stage in the marketplace has been completed.

           General and administrative expenses decreased in 1994 compared to the same period in 1993 due to the reduced bad debt expenses for the funding of Cardiac Science advances in the current year.

           Other expenses decreased primarily due to the expenses in 1993 for the write-down to market value of the Company's holdings in a mutual fund and expenses relating to the class action lawsuit against the Company.

           As a result of recognizing deferred tax assets and the utilization of net operating loss carryforwards, the provision for taxes was minimal in 1994. The Company expects the tax provision in 1995 to approximate the statutory rates.

Year Ended December 31, 1993 Compared to Year ended December 31, 1992

           The Company recognized revenue of $13.7 million for 1993 compared to $13.6 million for 1992, a 1% increase. The increase in revenue was the result of several changes in the Company's revenue streams. Shipments of lithotripters decreased to four systems in 1993 from eight systems in 1992. Shipment of system upgrades to the Company's installed base of lithotripters increased by 21% from 1992 levels.

           The Company recognized interest and dividend income of $481,000 during 1993 compared to $631,000 in 1992, a 24% decline. Although average investable balances remained relatively constant during the periods, the revenues decreased as the economy continued to push interest rate yields lower throughout 1993.

           Equipment cost of sales decreased by 39% in 1993 compared to 1992, reflecting the lower equipment sales volume. Gross margins on equipment sales and equipment upgrades decreased to 28% in 1993 from 50% in 1992 as a direct result of lower average unit selling prices.

           The cost of sales related to recurring revenues decreased to 35% in 1993 from 43% in 1992 due to increased volume of recurring revenues from the Prolase product and increased Medstone patient volume.

           Research and development expenses increased by $141,000, or 6%, in 1993 compared to the same period in 1992 due to additional headcount as the Company continued its efforts to expand its product line offerings for the treatment of urological diseases.

           Selling expenses increased by $1,055,000, or 65%, as the Company introduced its laser catheter product line with the associated expenses of advertising, headcount additions, and sales commissions necessary to successfully launch its effort to attract new customers and retain current users with new applications.

           General and administrative expenses increased by $644,000, or 41%, as the Company established its separate Divisions and the respective management teams to increase focus on these increasing efforts. Specifically, increases in expenses came in the areas of headcount additions, travel, and legal expenses.

           Other expenses decreased by approximately $530,000 primarily due to the expenses in 1992 for both the class action lawsuit and the settlement of the litigation with a former distributor.


LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1994, the Company had cash and short-term investments of approximately $14.4 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988, in which 1,150,000 shares of common stock were issued for net proceeds of approximately $12.9 million. Cash generated from the offering and from operations financed substantial increases in levels of inventory, capital assets and was used to retire debt.

           The Company's long-term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the length and outcome of its existing securities litigation, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

           The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1995.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
                 The following are the directors of the Company:

          NAME                         AGE             PRINCIPAL OCCUPATION
          ----                         ---             --------------------
          Errol G. Payne                57             Chairman of the Board and
                                                       Chief Executive Officer of the Company

          Frank R. Pope                 45             General Partner
                                                       Technology Funding

          Paul D. Quadros               47             Senior Vice President and
                                                       Chief Financial Officer
                                                       Thermatrix, Inc.

     Mr. Payne has served as a director of the Company since November 1984 and as its Chairman of the Board and Chief Executive Officer since January 1991. He served as a consultant to the Company from July 1988 through July 1989. He was also the Company's Chairman of the Board and Chief Executive Officer from October 1985 to July 1988.

     Mr. Pope is a general partner and officer of the Technology Funding venture capital management firms. Before joining Technology Funding in March 1981, he was a Tax Manager with the accounting firm of Coopers and Lybrand. Mr. Pope is a C.P.A. and a member of the California Bar.


     Mr. Quadros has served as a Director of the Company since June 1988. He has been the Senior Vice President and Chief Financial Officer of Thermatrix, Inc. from June 1994 to the present. From January 1985 until May 1994 he was a general partner and officer of the Technology Funding venture capital management firms. Prior to joining Technology Funding in January 1985, he was Executive Vice President of AMREAL Securities Corporation, a real estate affiliate of Home Federal Savings and Loan. Mr. Quadros is a director of Cardiac Science, Inc., a publicly-owned corporation.

EXECUTIVE OFFICERS

     The names, ages and positions of all the executive officers of the Company as of March 1995 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

          NAME                        AGE       POSITION
          ----                        ---       --------
      Errol G. Payne                  57        Chief Executive Officer and Chairman of the Board

      David V. Radlinski              50        Chief Financial Officer, Corporate Secretary
                                                and President, Medstone International, Inc.

      Thomas W. Gardner               41        President, Endocare, Inc.

           Mr. Payne has served as a director of the Company since November 1984 and as its Chairman of the Board and Chief Executive Officer since January 1991. He served as a consultant to the Company from July 1988 through July 1989. He was also the Company's Chairman of the Board and Chief Executive Officer from October 1985 to July 1988.

           Mr. Radlinski is currently the President of Medstone International, Inc. and Chief Financial Officer and Secretary of the Company. He had been the Company's Executive Vice President of Finance, Chief Financial Officer and Secretary from July 1987 until January 1991. From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactures computer printers.

           Mr. Gardner served as the President of the Company's Medical Biology Division from March 1, 1993 to January 1995, at which time he was appointed President of Endocare, Inc., a position he currently holds. He had been a Vice President of Domestic Sales for the Company from November 1990 until February 1993. Prior to that he had served as the Vice President of Sales since November 1984.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

           The Company is not aware of any director, officer, or 10% shareholder who during 1994 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

           The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during fiscal 1994.

                         SUMMARY OF COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                             -------------------------------------
                                               ANNUAL COMPENSATION                    AWARDS              PAYOUTS
                                     -------------------------------------   ------------------------    ---------
                                                                 OTHER       RESTRICTED   SECURITIES
       NAME AND                                                  ANNUAL        STOCK      UNDERLYING       LTIP      ALL OTHER
       PRINCIPAL            FISCAL    SALARY        BONUS     COMPENSATION    AWARDS(S)     OPTIONS       PAYOUTS   COMPENSATION
       POSITION              YEAR     ($)(1)         ($)          ($)            ($)        (#)(2)          ($)         ($)
     -----------           --------  --------      -------   -------------   -----------  -----------    ---------  -------------

Errol G. Payne               1994     200,000         ---          ---           ---            ---        ---           ---
Chairman of the Board and    1993     200,000         ---          ---           ---            ---        ---           ---
Chief Executive Officer      1992     200,000         ---          ---           ---            ---        ---           ---
                             1991     150,000         ---          ---           ---        250,000        ---           ---

David V. Radlinski           1994     175,000         ---          ---           ---            ---        ---           ---
Chief Financial Officer      1993     162,500      12,500          ---           ---            ---        ---           ---
and Secretary and            1992     125,000      50,000          ---           ---         14,250        ---           ---
President of Medstone        1991     125,000         ---          ---           ---        100,000        ---           ---
International, Inc.

Mark G. Cherney (3)          1994     140,000         ---          ---           ---            ---        ---           ---
President                    1993     127,500      12,500          ---           ---            ---        ---           ---
Endocare, Inc.               1992      90,000      50,000          ---           ---         25,000        ---           ---
                             1991     110,000         ---          ---           ---         50,000        ---           ---

Thomas W. Gardner (3)        1994      95,000         ---          ---           ---            ---        ---           ---
Vice President               1993     127,500      12,500        1,724           ---            ---        ---           ---
Cytocare, Inc.               1992      90,000      50,000          ---           ---         25,000        ---           ---
                             1991     105,875         ---          ---           ---         50,000        ---           ---

_____________________

(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1990, 1991 and 1992 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

(2)    Options to acquire shares of Common Stock.

(3) Subsequent to December 31, 1994, Mr. Cherney resigned as President of Endocare, Inc. Mr. Gardner has been appointed President of Endocare, Inc.


STOCK OPTION EXTENSIONS DURING 1994

     No new stock options were granted to the named executives officers during the year ended December 31, 1994. The following table provides information related to the stock options in March 1993 that had their expiration date extended one year until April 2, 1994 at the original exercise price. In March 1994, the expiration date of such options was again extended until April 2, 1995.

                                                                                               POTENTIAL
                                                                                              REALIZABLE
                                                                                           VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                                                                                              STOCK PRICE
                                                                                           APPRECIATION FOR
                                     INDIVIDUAL EXTENSIONS                                   OPTION TERM
      -------------------------------------------------------------------------------     ------------------
                                              % OF TOTAL
                                SHARES         EMPLOYEE
                              UNDERLYING       OPTIONS
                               OPTIONS        GRANTED OR      EXERCISE
                               EXTENDED      EXTENDED IN       PRICE       EXPIRATION
            NAME                 (#)         FISCAL YEAR     ($/SHARE)        DATE        5% ($)     10% ($)
            ----              ----------     -----------     ---------     ----------     ------     -------

      Errol G. Payne               ---           ---             ---            ---          ---        ---

      David V. Radlinski        11,750           11%            4.43         4/2/95        5,287     10,928
                                25,000           23%            5.00         4/2/95       12,750     26,250

      Thomas W. Gardner          5,000            5%            5.00         4/2/95        2,550      5,250

      Mark G. Cherney (1)       15,000           14%            4.43         4/2/95        6,750     13,950
                                10,000            9%            5.00         4/2/95        5,100     10,500

(1)  Subsequent to December 31, 1994, Mr. Cherney resigned from the Company.

STOCK OPTIONS HELD AT END OF FISCAL YEAR

        The following table provides information related to options held by the named executive officers at December 31, 1994. No options were exercised by such officers during 1994.

                                                                   NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                                   OPTIONS AT FY-END (#)          OPTIONS AT FY-END ($)
                         SHARES ACQUIRED                        ---------------------------   ------------------------------
NAME                     ON EXERCISE (#)   VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE(1)
- ----------------------   ---------------   ------------------   -----------   -------------   -----------   ----------------
Errol G. Payne                ---                 ---              195,834         54,166        865,195          239,305

David V. Radlinski (2)        ---                 ---              159,417          1,583        537,518            4,559

Thomas W. Gardner (2)         ---                 ---               82,222          2,778        301,299            8,001

Mark G. Cherney (3)           ---                 ---               97,222          2,778        323,049            8,001

(1) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 1994 was $5.88. Value is calculated on the basis of the difference between the option exercise price and $5.88, multiplied by the number of shares of Common Stock underlying the option.

(2) Subsequent to December 31, 1994, Mr. Radlinski and Mr. Gardner exercised 100,000 and 50,000 options, respectively.

(3) Subsequent to December 31, 1994, Mr. Cherney resigned from the Company and exercised all of his exercisable options.

COMPENSATION OF DIRECTORS

     The Company currently does not compensate Messrs. Quadros and Pope for their services, but they are reimbursed for expenses incurred by them in connection with the Company's business.

     Under the Nonemployee Director Stock Option Plan, each new nonemployee director is automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date, but will not be initially exercisable until six months after the grant date. The exercise price of each option will equal the fair market value of the underlying Common Stock on the date the option is granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board.
Under this plan, Mr. Pope was granted 5,000 shares in January 1992.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 9, 1995 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors and nominees for director, by each of the executive officers named in the Executive Compensation table above and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 9, 1995.

                                                            NUMBER OF SHARES
                                                              BENEFICIALLY          PERCENTAGE OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED(1)              OWNERSHIP
           ------------------------------------             ----------------        -------------
          Paul D. Quadros(2)                                     20,000                  (9)
             3590 North 1st Street, Suite 310
             San Jose, CA  95134

          Frank R. Pope(2)                                      428,619(3)(4)         8.3%
             2000 Alameda de las Pulgas
             San Mateo, CA  94402

          Technology Funding                                    422,702(3)            8.2%
             2000 Alameda de las Pulgas
             San Mateo, CA 94402

          Errol G. Payne(2)(5)                                  457,667(6)            8.5%
             100 Columbia, Suite 100
             Aliso Viejo, CA  92656

          Hathaway & Associates, Ltd.                           375,000               7.2%
             119 Rowayton Avenue
             Rowayton, CT  06853

          David V. Radlinski(5)                                 142,124(7)            2.7%
             100 Columbia, Suite 100
             Aliso Viejo, CA  92656

          Thomas W. Gardner(5)                                  108,656(8)            2.1%
             100 Columbia, Suite A
             Aliso Viejo, CA  92656

          All executive officers and directors
             as a group (5 persons)(10)                       1,050,256             19.12%

- ---------------

(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)      Director of the Company.

(3) Includes 211,351 shares held by Technology Funding Partners I and 211,351 shares held by Technology Funding Partners II. Technology Funding, Inc. and Technology Funding Ltd. (together, "Technology Funding"), of which Frank R. Pope is an officer or general partner, are the managing general partners of Technology Funding Partners I and Technology Funding Partners II. Technology Funding and Mr. Pope are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Partners I and Technology Funding Partners II and therefore are deemed to be beneficial owner of such shares.

(4) Includes 3,917 shares issuable upon exercise of presently outstanding stock options under the Company's Non-employee Director Stock Option Plan.

(5)      Executive officer of the Company.

(6) Includes 216,667 shares issuable upon exercise of presently outstanding stock options.

(7) Includes 61,000 shares issuable upon exercise of presently outstanding stock options.

(8) Includes 35,000 shares issuable upon exercise of presently outstanding stock options.

(9) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(10) Includes 316,584 shares issuable upon exercise of presently outstanding stock options.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Cytocare stock held. The Company retained 629,768 shares of common stock of Cardiac Science, Inc.

         In June 1991, the Company agreed to loan Cardiac Science, Inc. up to $220,000 to provide working capital pursuant to the terms of a revolving note agreement. The unpaid principal amount of the loan, together with interest accrued thereon at the rate of 10% per annum, was due and payable to Cytocare in December 1991. Cytocare then agreed to extend this note and to loan additional amounts to Cardiac Science, Inc. As of April 30, 1992, the Company had loaned Cardiac Science, Inc. approximately $310,000. In April 1992, the Company agreed to extend its initial loan to Cardiac Science, Inc. and to loan Cardiac Science, Inc. an additional $200,000. These loans bear interest at a rate of 8% per annum, payable quarterly, are secured by Cardiac Science's assets and mature on the earlier of April 1, 1995 or the closing of the initial public offering of Cardiac Science's common stock. Cardiac Science, Inc. has the option to pay the interest on the notes in either cash or shares of its common stock valued at $.15 per share. To pay such interest, Cardiac Science, Inc. had issued 419,054 shares of its common stock to the Company as of December 31, 1994. In connection with such loan extension and the agreement to make additional loans, Cardiac Science issued to Cytocare 3,400,000 warrants to purchase shares of its common stock at $.15 per share for an aggregate exercise price of up to $510,000.

         In September 1994, Cardiac Science reached an agreement with Cytocare pursuant to which, and concurrently with the closing of a Private Placement of Cardiac Science's Common Stock (i) Cytocare exercised the warrants to the extent of 2,720,000 shares, (ii) Cardiac Science utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the note, (iii) the due date for the remaining principal balance on the note ($102,000) was extended to April 1, 1996, (iv) Cytocare maintains its current lien on the assets of the Company until the balance of the note is paid, (v) the expiration date for the remaining warrants to purchase 680,000 shares of Cardiac Science common stock was changed to March 31, 1996, and (vi) all outstanding unsecured obligations owing by Cardiac Science to Cytocare (approximately $270,000) were satisfied by the issuance to Cytocare of 1,800,000 shares of common stock and a ten year warrant to purchase 1,000,000 shares of common stock at $.001 per share.

         As of December 31, 1994, Cardiac Science's outstanding note balance was $104,335, including accrued interest. A reserve of $104,335 has been provided for non-payment of the note.

         Separately, the Company advanced amounts to Cardiac Science for accounting, operational expenses, payroll and health insurance of employees working part-time on Cardiac Science projects. These amounts were to be repaid by Cardiac Science on a month-to-month basis. As of December 31, 1994, $8,948 had been advanced to Cardiac Science. A reserve of $4,023 has been provided for non-payment of the advances.

         In September 1994, Cardiac Science received additional financing and effective October 7, 1994, all Cardiac Science business is conducted at a location completely independent of Cytocare.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)    INDEX TO CONSOLIDATED FINANCIAL STATEMENT

                                                                                             Page
                                                                                             ----
           1.   Consolidated Financial Statements
                     Report of Independent Auditors                                           23
                     Consolidated Balance Sheets at December 31, 1994 and 1993                24
                     Consolidated Statements of Income for the
                          years ended December 31, 1994, 1993 and 1992                        25
                     Consolidated Statements of Stockholders' Equity
                          for the years ended December 31, 1994, 1993 and 1992                26
                     Consolidated Statements of Cash Flows for the
                          years ended December 31, 1994, 1993 and 1992                        27
                     Notes to Consolidated Financial Statements                               28

           2.   Schedule to Consolidated Financial Statements

                     Schedule II - Valuation and Qualifying Accounts                          36
                     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (B)    REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1994.

    (C)    EXHIBITS

           EXHIBIT NO.                   DESCRIPTION
           -----------    ----------------------------------------
               3.1        Certificate of Incorporation of the Company, as amended (1)
               3.2        Bylaws of the Company, as amended (1)
               4.2        Specimen Certificate of the Company's Common Stock (2)
             10.26        1989 Stock Incentive Plan (3)(4)
             10.27        Non employee Director Stock Option Plan (3)(4)
             10.28        Facility Lease on 100 Columbia (5)
             11.1         Schedule of Computation of Per Share Information (See page 38 hereof)
             22.1         Subsidiaries (see page 39 hereof)
             23.1         Consent of Independent Auditors (see page 40 hereof)
             28.2         Form of Cytocare, Inc. Information Statement - Distribution to Shareholders
                          of Cardiac Science, Inc. (6)

           -----------------------------------
           (1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, and incorporated herein by reference.
           (2) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and incorporated herein by reference.
           (3) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.
           (4)    Compensatory plan or arrangement.
           (5) Previously filed with the same exhibit number with the Company's annual report on Form 10-K for the year ended December 31, 1993.
           (6) Previously filed with the same exhibit number with the Company's current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.

                         Report of Independent Auditors

The Board of Directors
Cytocare, Inc.

We have audited the accompanying consolidated balance sheets of Cytocare, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytocare, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the first paragraph of Note 8 to the financial statements, the Company is a defendant in a class action lawsuit. Management of the Company believes that the allegations are without merit and intends to continue to vigorously defend against this action. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.




                                                               ERNST & YOUNG LLP
Orange County, California
February 15, 1995

                                 CYTOCARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                      ----------------------------------------
                                                                           1994                       1993
                                                                      ---------------         ----------------
                                                    ASSETS
                                                    ------
Current assets:
    Cash and equivalents                                              $     1,261,596          $    2,410,363
    Short-term investments                                                 13,148,586               9,151,679
    Accounts receivable, less allowance for
         doubtful accounts of $257,000 and
         $168,000 in 1994 and 1993, respectively                            1,825,150               1,617,477
    Inventories                                                             1,607,090               1,620,078
    Deferred tax assets                                                     1,005,000                     ---
    Prepaid expenses and other current assets                                 394,595                 541,852
                                                                      ---------------          --------------

         Total current assets                                              19,242,017              15,341,449

Property and equipment:
    Lithotripters                                                           3,775,120               2,285,232
    Equipment                                                               1,681,765               1,596,316
    Furniture and fixtures                                                  1,176,072               1,176,153
    Leasehold improvements                                                     89,764                 364,799
                                                                      ---------------          --------------
                                                                            6,722,721               5,422,500
    Less accumulated depreciation and amortization                         (3,727,123)             (3,186,888)
                                                                      ---------------          --------------

         Net property and equipment                                         2,995,598               2,235,612

Other assets, net                                                              22,500                 132,061
                                                                      ---------------          --------------
                                                                      $    22,260,115          $   17,709,122
                                                                      ===============          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $       521,496          $      657,727
    Accrued expenses                                                          368,942                 458,701
    Accrued income taxes                                                      601,776                 828,738
    Accrued payroll expenses                                                  408,884                 306,932
    Deferred revenue                                                          642,551                 502,421
    Customer deposits                                                          40,000                 180,750
                                                                      ---------------          --------------
        Total current liabilities                                           2,583,649               2,935,269

Deferred tax liabilities                                                      225,000                     ---

Commitments and contingencies (Notes 3 and 8)

Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
       shares authorized, 4,944,603 and 4,871,268
       shares issued and outstanding at
       December 31, 1994 and 1993, respectively                                19,778                  19,485
    Additional paid-in capital                                             17,675,642              17,336,245
    Unrealized loss on short-term investments                                 (46,279)                    ---
    Accumulated earnings (deficit)                                          1,802,325              (2,581,877)
                                                                      ---------------          --------------
        Total stockholders' equity                                         19,451,466              14,773,853
                                                                      ---------------          --------------
                                                                      $    22,260,115          $   17,709,122
                                                                      ===============          ==============

                             See accompanying notes

                                 CYTOCARE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                     1994               1993              1992
                                                 ------------      ------------       -------------
Revenues:
    Net equipment sales                       $    3,125,495    $     2,316,805     $     5,406,821
    Procedures and maintenance fees
      and laser catheters                         12,537,264         10,874,799           7,529,432
    Interest and dividend income                     642,058            481,319             631,378
                                              --------------    ---------------     ---------------
        Total revenues                            16,304,817         13,672,923          13,567,631

Costs and expenses:
    Cost of equipment sales                        1,139,805          1,657,488           2,722,074
    Costs related to procedure
      and maintenance fees and
        laser catheters                            4,863,595          3,848,715           3,271,865
    Research and development                       1,076,033          2,333,421           2,192,756
    Selling                                        2,551,088          2,673,794           1,619,194
    General and administrative                     2,105,324          2,226,293           1,582,592
    Other expense                                     34,770            337,977             868,151
                                              --------------    ---------------     ---------------

        Total costs and expenses                  11,770,615         13,077,688          12,256,632
                                              --------------    ---------------     ---------------

Income before provision for
  income taxes                                     4,534,202            595,235           1,310,999
Provision for income taxes                           150,000             65,000             142,000
                                              --------------    ---------------     ---------------
Net income                                    $    4,384,202    $       530,235     $     1,168,999
                                              ==============    ===============     ===============

Earnings per share:

    Primary earnings per share                $          .82    $           .10     $           .22
                                              ==============    ===============     ===============


    Fully diluted earnings per share          $          .81    $           .10     $           .21
                                              ==============    ===============     ===============

Number of shares used in the computation
  of earnings per share:
    Primary                                        5,350,404          5,398,257          5,222,568
                                              ==============    ===============     ===============
    Fully diluted                                  5,427,685          5,398,257          5,461,230
                                              ==============    ===============     ===============


                             See accompanying notes

                                 CYTOCARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                               COMMON STOCK
                                          ----------------------   ADDITIONAL    ACCUMULATED  UNREALIZED LOSS
                                           NUMBER OF                 PAID-IN      EARNINGS     ON SHORT-TERM
                                            SHARES       AMOUNT      CAPITAL      (DEFICIT)     INVESTMENTS      TOTAL
                                          -----------   --------   -----------   ------------ --------------- -----------
Balance at December 31, 1991               4,763,263     $19,053   $17,114,320    $(4,281,111)    $    ---    $12,852,262

Common stock options exercised                58,397         234        88,887            ---          ---         89,121

Net income                                       ---         ---           ---      1,168,999          ---      1,168,999
                                           ---------     -------   -----------    -----------     --------    -----------

Balance at December 31, 1992               4,821,660      19,287    17,203,207     (3,112,112)         ---     14,110,382

Common stock options exercised                49,608         198       133,038       ---               ---        133,236

Net income                                       ---         ---           ---        530,235          ---        530,235
                                           ---------     -------   -----------    -----------     --------    -----------

Balance at December 31, 1993               4,871,268      19,485    17,336,245     (2,581,877)         ---     14,773,853

Common stock options exercised                73,335         293       139,397            ---          ---        139,690

Income tax benefit from stock options            ---         ---       200,000            ---          ---        200,000

Unrealized loss on short-term
  investments                                    ---         ---           ---            ---      (46,279)       (46,279)


Net income                                       ---         ---           ---      4,384,202          ---      4,384,202
                                           ---------     -------   -----------    -----------     --------    -----------
Balance at December 31, 1994               4,944,603     $19,778   $17,675,642    $ 1,802,325     $(46,279)   $19,451,466
                                           =========     =======   ===========    ===========     ========    ===========




                             See accompanying notes

                                 CYTOCARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                            1994                1993                 1992
                                                       --------------      --------------       --------------
Cash flows from operating activities:
  Net income                                            $    4,384,202      $       530,235      $    1,168,999
  Adjustments to reconcile net income to net
    cash provided by operating activities:

        Depreciation and amortization                          914,021            1,078,130             911,207
        Provision for doubtful accounts                        140,000              272,900              97,269
        Provision for related party loan                        34,849              183,551             257,817
        Unrealized losses on short-term investments                ---              228,316             113,014
        Changes in operating assets and liabilities:
            Accounts receivable                               (336,390)            (538,325)           (765,064)
            Inventories                                       (616,946)            (407,889)             38,146
            Deferred taxes                                    (780,000)                 ---                 ---
            Prepaid expenses and other                         147,257             (214,824)            (34,216)
            Accounts payable                                  (136,231)             (94,561)            369,157
            Accrued expenses                                   (89,759)            (853,817)            442,294
            Accrued income taxes                               (26,962)              23,588             104,999
            Accrued payroll expenses                           101,952              (69,131)             18,511
            Deferred revenue                                   140,130              147,810            (299,341)
            Customer deposits                                 (140,750)              74,623          (1,293,873)
            Other, net                                          28,203              (51,131)            (30,223)
                                                        --------------      ---------------      --------------
            Net cash provided by
               operating activities                          3,763,576              309,475           1,098,696
                                                        --------------      ---------------      --------------
Cash flows from investing activities:
  Purchases of investments available for sale              (23,165,800)                 ---          (2,996,009)
  Proceeds from sales of investments available for sale     19,122,614                  ---                 ---
  Related party loan                                           (39,774)            (112,500)           (257,817)
  Purchases of property and equipment                       (1,009,218)            (998,261)           (877,529)
  Disposals of property and equipment                           40,145              451,614             268,310
                                                        --------------      ---------------      --------------
            Net cash used in investing
              activities                                    (5,052,033)            (659,147)         (3,863,045)
                                                        --------------      ---------------      --------------
Cash flows from financing activities-
  proceeds from issuance of common stock                       139,690              133,236              89,121
                                                        --------------      ---------------      --------------

Net decrease in cash and equivalents                        (1,148,767)            (216,436)         (2,675,228)
Cash and equivalents at beginning of year                    2,410,363            2,626,799           5,302,027
                                                        --------------      ---------------      --------------
Cash and equivalents at end of year                     $    1,261,596      $     2,410,363      $    2,626,799
                                                        ==============      ===============      ==============

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest                                            $          ---      $           ---      $          ---
    Income taxes                                        $      956,962      $        68,268      $       37,001

Supplemental schedule of noncash investing
  and financing activities:
    Tax benefit of employee stock options               $      200,000      $           ---      $          ---

                             See accompanying notes

                                 CYTOCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

1.       ORGANIZATION AND OPERATIONS OF THE COMPANY

         Cytocare, Inc. (formerly Medstone International, Inc. prior to renaming and reorganization of the Company in January 1991) was incorporated in Delaware in October 1984. The Company's wholly-owned subsidiary Medstone International, Inc. ("Medstone") designs, manufactures and markets the Medstone STS(TM) Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the Systems.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company, Medstone International, Inc. and Medstone Sales Corporation, a foreign sales corporation.

         Reclassifications
         -----------------

         Certain prior period balances have been reclassified to conform with the December 31, 1994 presentation.

         Statement of cash flows
         -----------------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         The Company had net non-cash transfers of inventory into fixed assets of $630,000, $168,000 and $468,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

         Short-term Investments
         ----------------------

         Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried as fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

         The Company invests primarily in U.S. government securities, and corporate obligations. As of December 31, 1994 and December 31, 1993, investments are summarized as follows:

                                                   GROSS            GROSS
                                                UNREALIZED       UNREALIZED          FAIR
                                  COST             GAINS            LOSS             VALUE
                               -----------      ----------       ----------       -----------

   1994
   U.S. Treasury Bills         $13,194,865       $   ---          $ 46,279        $13,148,586

   1993
   Mutual Funds                  9,493,009           ---           341,330          9,151,679

         Gross realized gains and losses were $0 and $331,817, respectively in 1994.

         The amortized cost and estimated fair value of investments at December 31, 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                  COST          FAIR VALUE
                               -----------      -----------
   Due in one year or less     $13,194,865      $13,148,586

         Concentrations of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company's marketable securities consist principally of U.S. Treasury Bills.

         The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 47% of accounts receivable at December 31, 1994.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                  December 31,
                                           --------------------------
                                              1994            1993
                                           ----------      ----------
         Raw materials                     $1,194,369      $1,149,785
         Work in process                      181,416          67,951
         Finished goods                       231,305         402,342
                                           ----------      ----------
                                           $1,607,090      $1,620,078
                                           ==========      ==========

         Property and equipment
         ----------------------

         Property and equipment are carried at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

         Lithotripters                   5 years
         Equipment                       5 years
         Furniture and fixtures          5 years

         Leasehold improvements          Life of lease



         Revenue recognition
         -------------------

         Revenues are recognized in accordance with the underlying contractual terms of each sale. Typically, revenue recognition requires the transfer of title upon shipment, customer acceptance, receipt of specified down payments and performance of all significant contractual obligations. All foreign sales contracts are negotiated with payment terms in U.S. dollars so the Company has no exposure to foreign currency price fluctuations.

         Service and maintenance contract revenues are deferred and amortized over the terms of the related contracts.

         The results for the year ended December 31, 1992 include two systems shipped in November 1990 to a foreign customer in the amount of $1.4 million. This revenue, with related costs of $324,000, was recognized in December 1992 upon resolution of a dispute with a distributor.

         Per share information
         ---------------------

         Per share information is presented in the accompanying consolidated statements of income based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

3.       COMMITMENTS

         In March 1994, the Company took occupancy of new office, manufacturing, engineering, warehouse space, and research and development laboratories under an operating lease with an initial term of two years. The monthly lease rate is $12,500. Upon expiration of the initial two- year term, the Company has the option to extend the lease in one year segments through March 1999 for modest price increases. The future minimum lease payments under the initial non-cancelable term of the lease are as follows:

                                                    Minimum Rental
                                                    --------------
                 1995                                  $151,000
                 1996                                  $ 25,000

         Total net rent expense under all operating leases for the years ended December 31, 1994, 1993 and 1992 was $237,000, $495,000, and $328,000,
respectively.

4.       INCOME TAXES

         The provision for income taxes consists of the following:

                                           YEAR ENDED             YEAR ENDED             YEAR ENDED
                                        DECEMBER 31, 1994      DECEMBER 31, 1993      DECEMBER 31, 1992
                                        -----------------      -----------------      -----------------
         Current:
           Federal                         $1,256,000             $  84,000              $ 56,000
           State                               45,000                15,000                86,000
           Utilization of tax credits        (373,000)              (34,000)                  ---
                                           ----------             ---------              --------
             Total Current                    928,000                65,000               142,000
                                           ----------               -------              --------

         Deferred:
           Federal                           (484,000)                  ---                   ---
           State                             (294,000)                  ---                   ---
                                           ----------               -------              --------
             Total deferred                  (778,000)                  ---                   ---
                                           ----------               -------              --------

         Provision for
           income taxes                    $  150,000               $ 65,000             $142,000
                                           ==========               ========             ========


         The following is a reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                              YEAR ENDED             YEAR ENDED              YEAR ENDED
                                           DECEMBER 31, 1994      DECEMBER 31, 1993       DECEMBER 31, 1992
                                           ------------------     -----------------       -----------------
         Income tax at the
           statutory rate                      $1,542,000            $ 202,000               $ 446,000
         State income taxes
           (net of federal benefit)              (164,000)              36,000                  57,000

         Change in valuation allowance           (775,000)                 ---                     ---
         Losses with current
          tax benefit                                 ---             (121,000)               (376,000)
         Tax credits with current benefit        (373,000)             (34,000)                    ---
         Accruals with tax benefit                    ---              (29,000)                    ---
         Other                                    (80,000)              11,000                  15,000
                                               ----------            ---------               ---------
         Provision for income
          taxes                                $  150,000            $  65,000               $ 142,000
                                               ==========            =========               =========


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                DECEMBER 31, 1994       DECEMBER 31, 1993
                                                                -----------------       -----------------
         DEFERRED TAXES:

         Accruals and reserves not currently deductible for tax    $  888,000              $  921,000
         Net operating loss carryforward                               58,000                 233,000
         Credit for increasing research activities                     50,000                 244,000
         Depreciation                                                     ---                  38,000
         Other credits                                                  9,000                  37,000
                                                                   ----------              ----------
           Total gross deferred tax assets                          1,005,000               1,473,000

           Less valuation allowance                                       ---               1,473,000
                                                                   ----------              ----------

           Net deferred assets                                      1,005,000                     ---
                                                                   ----------              ----------

         Depreciation                                                 225,000                     ---
                                                                   ----------              ----------
           Total gross deferred tax liabilities                       225,000                     ---
                                                                   ----------              ----------

         Net deferred tax assets and liabilities                   $  780,000              $      ---
                                                                   ==========              ==========


         At December 31, 1994, the Company has a California net operating loss carryforward of approximately $950,000 and a California research and development credit carryforward of approximately $50,000. These net operating losses and credits expire in 1997 through 2008. As a result of continued profitability, the Company recognized all of its deferred tax assets in the current year as management believes it is more likely than not that such deferred tax assets will be realized.

         The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforward as well as the research and development credit carryforward if there is a greater than 50% change of ownership during a three-year period. As of December 31, 1994, the Company has experienced less than a 5% ownership change.

5.       STOCK OPTIONS

         In 1987, the Company adopted the 1987 Stock Option Plan (1987 Plan) under which options could be granted to key employees or directors of the Company by a committee appointed by the Company's Board of Directors (the Committee) to purchase up to 476,323 shares of the Company's common stock. The exercise prices for options granted under the 1987 Plan were equal to the fair market value of the common stock on the date of grant. During 1988 and 1989, the Committee granted options which generally become exercisable with respect to 1/60th of the issuable shares for each elapsed month during the five-year period commencing with dates determined by the Committee. All options granted in 1988 and 1989 terminate one year after the end of the five-year period. In June 1989, the Company terminated the 1987 Plan as to the granting of additional options. In April 1994, the termination date of the remaining 76,250 options exercisable under this Plan was extended for an additional year from the previously extended termination date.

         In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan which provides for the granting of a variety of stock- related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. As of December 31, 1994, 753,698 options for shares of common stock had been granted and are outstanding under this plan.

         In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. As of December 31, 1994, 10,000 options for shares of common stock had been granted under this plan.

         Stock option activity under the Company's plans is summarized as follows:


                                                        YEAR ENDED           YEAR ENDED           YEAR ENDED
         NUMBER OF OPTIONS                           DECEMBER 31, 1994    DECEMBER 31, 1993    DECEMBER 31, 1992
         -----------------                           -----------------    -----------------    -----------------
         Outstanding, beginning of year                    946,251              997,079               769,293
         Granted                                            43,000              119,834               318,250
         Exercised                                         (73,335)             (49,608)              (58,397)
         Cancelled                                         (75,968)            (121,054)              (32,067)
                                                     -------------        -------------         -------------
         Outstanding, end of year                          839,948              946,251               997,079
                                                     =============        =============         =============

         OPTION PRICE PER SHARE
         ----------------------

         Granted                                             $5.47        $5.00 - $5.50         $2.37 - $4.88
         Exercised                                   $1.31 - $5.00        $1.31 - $5.00         $1.31 - $1.50
         Outstanding, end of year                    $1.31 - $5.50        $1.31 - $5.50         $1.31 - $5.00


         At December 31, 1994, 1993 and 1992, the number of unoptioned shares reserved and available for issuance under the plans was 880,085, 776,782 and 674,367, respectively. Outstanding options for 677,539 shares were exercisable at December 31, 1994.

         Effective March 2, 1990, the Company changed the exercise price of all outstanding options granted with exercise prices exceeding the closing market value of the stock on that date. Accordingly, the exercise price of these options was reduced to $5.00 per share.


6.       EMPLOYEE BENEFIT PLAN

         In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code.

Contributions by the Company may be made to the plan at the discretion of the Board of Directors. No such contributions were made to the plan during the years ended December 31, 1994, 1993 and 1992.


7.       MAJOR CUSTOMERS AND FOREIGN SALES

         During the year ended December 31, 1994, one foreign customer accounted for 10% of total revenue of the Company and the Company derived 13% of its total revenues from sales to foreign customers. During the year ended December 31, 1993, no single customer accounted for 10% or more of the total revenue and the Company derived 8% of its total revenues from sales to foreign customers. During the year ended December 31, 1992, the Company recorded revenues from two customers, one domestic and one foreign, each greater than 10% of the total revenue and derived 25% of its total revenue from sales to foreign customers.

8.       CONTINGENCIES

         The Company is a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. In October 1994, the Company received the opinion of the Ninth Circuit of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints allege principally that adverse material information was not disclosed at the time of the initial public offering in June 1988. The Company intends to proceed to trial on any remaining matters. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.

         From time to time, the Company is subject to legal actions and claims for personal injuries or property damage related to patients who use its products. The Company has obtained a liability insurance policy providing coverage for product liability and other claims. Management does not believe that the resolution of any current proceedings will have a material financial impact on the Company.

9.       RELATED PARTY TRANSACTIONS

         During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Cytocare stock held. The Company retained 629,768 shares of common stock of Cardiac Science, Inc.

         In June 1991, the Company agreed to loan Cardiac Science, Inc. up to $220,000 to provide working capital pursuant to the terms of a revolving note agreement. The unpaid principal amount of the loan, together with interest accrued thereon at the rate of 10% per annum, was due and payable to Cytocare in December 1991. Cytocare then agreed to extend this note and to loan additional amounts to Cardiac Science, Inc. As of April 30, 1992, the Company had loaned Cardiac Science, Inc. approximately $310,000. In April 1992, the Company agreed to extend its initial loan to Cardiac Science, Inc. and to loan Cardiac Science, Inc. an additional $200,000. These loans bore interest at a rate of 8% per annum, payable quarterly, are secured by Cardiac Science's assets and were to mature on the earlier of April 1, 1995 or the closing of the initial public offering of Cardiac Science's common stock.

         In September 1994, Cardiac Science completed a private placement offering, and in conjunction with that offering, the Company exercised warrants to purchase 2,720,000 shares of Cardiac Science Common Stock at $.15 per share. The proceeds of $408,000 were used to pay down a portion of the loans described above. The due date for the remaining principal balance of $102,000 has been extended to April 1, 1996. The expiration date for the remaining warrants was changed to March 31, 1996. In addition, the Company was issued 1,800,000 shares of Cardiac Science Common Stock and a ten year warrant to purchase 1,000,000 shares at $.001 per share in full payment of unsecured obligations of approximately $176,000. At December 31, 1994, $104,335, which includes accrued interest, has been loaned to Cardiac Science. A reserve of $104,335 has been provided for non-payment of the loan.

         As of December 31, 1994, the Company held warrants to purchase 680,000 shares of Cardiac Science's common stock at $.15 per share which expire March 31, 1996 and warrants to purchase 1,000,000 shares at $.001 per share, which expire September 10, 2004.

         Separately, the Company advanced amounts to Cardiac Science for some operational expenses including (but not limited to) accounting services and health insurance. These amounts were to be repaid by Cardiac Science on a month-to-month basis. As of December 31, 1994, $8,947 had been advanced to Cardiac Science. A reserve of $4,023 has been provided for non-payment of the advances.

         Effective March 15, 1994, all Cardiac Science business is conducted at a location completely independent of Cytocare. This will insure that Cardiac Science cannot be perceived as lacking autonomy over its own business and technical operations.

                                 CYTOCARE, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                      ADDITIONS
                                           -------------------------------
                          BALANCE AT         CHARGED TO        CHARGED TO                             BALANCE AT
                          BEGINNING          COSTS AND           OTHER                                   END
DESCRIPTION                OF YEAR            EXPENSES          ACCOUNTS           DEDUCTIONS          OF YEAR
- -----------              -----------         ----------        ----------          ----------         ----------
FOR THE YEAR ENDED
DECEMBER 31, 1994:
- ------------------

Allowance for
  doubtful accounts       $  168,390       $    140,000      $         ---      $       50,972     $      257,418
                          ==========       ============      =============      ==============     ==============

Allowance for
  inventory obsolescence  $  668,111       $        ---      $         ---      $        2,562(a)  $      665,549
                          ==========       ============      =============      ==============     ==============

Allowance for
  related party loan      $  693,072       $     34,849      $         ---      $      619,564(c)  $      108,357
                          ==========       ============      =============      ==============     ==============

Allowance for investment
  in related party        $   23,436       $        ---      $         ---      $     (619,564)(c) $      643,000
                          ==========       ============      =============      ==============     ==============


FOR THE YEAR ENDED
DECEMBER 31, 1993:
- ------------------

Allowance for
  doubtful accounts       $  746,368       $    272,900      $         ---      $      850,878(b)  $      168,390
                          ==========       ============      =============      ==============     ==============

Allowance for
  inventory obsolescence  $  678,123       $        ---      $         ---      $       10,012(a)  $      668,111
                          ==========       ============      =============      ==============     ==============

Allowance for
  related party loan      $  509,521       $    183,551      $         ---      $          ---     $      693,072
                          ==========       ============      =============      ==============     ==============


FOR THE YEAR ENDED
DECEMBER 31, 1992:
- ------------------

Allowance for
  doubtful accounts       $  949,992       $     97,269      $         ---      $      300,893(b)  $      746,368
                          ==========       ============      =============      ==============     ==============

Allowance for
  inventory obsolescence  $  742,670       $        ---      $         ---      $       64,547(a)  $      678,123
                          ==========       ============      =============      ==============     ==============

Allowance for
  related party loan      $  251,704       $    257,817      $         ---      $          ---     $      509,521
                          ==========       ============      =============      ==============     ==============



(a)   Write-off of inventory
(b)   Write-off of bad debt including $642,000 for one significant customer
(c) Reserve transferred from loan provision to investment provision due to restructuring.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYTOCARE, INC.

                                        By:          /s/  Errol Payne
                                           -------------------------------------
                                                          Errol Payne
                                                     Chief Executive Officer

Dated:  March 22, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 1994.

             SIGNATURE                                                     TITLE
             ---------                                                     -----

                                                                     Chairman of the Board and
                                                                       Chief Executive Officer
                                                                            and Director
           /s/  Errol Payne                                        (Principal Executive Officer)
- -------------------------------------------
                Errol Payne




                                                                       Chief Financial Officer
        /s/  David V. Radlinski                            (Principal Financial and Accounting Officer)
- -------------------------------------------
             David V. Radlinski




           /s/  Paul D. Quadros                                               Director
- -------------------------------------------
                Paul D. Quadros





              /s/  Frank Pope                                                 Director
- -------------------------------------------
                   Frank Pope

                                                  EXHIBIT INDEX

      EXHIBIT NO.                                  DESCRIPTION                                       PAGE
      -----------                                  -----------                                       ----
          3.1        Certificate of Incorporation of the Company, as amended (1)..................
          3.2        Bylaws of the Company, as amended (1)........................................
          4.2        Specimen Certificate of the Company's Common Stock (2).......................
        10.26        1989 Stock Incentive Plan (3)(4).............................................
        10.27        Non employee Director Stock Option Plan (3)(4)...............................
        10.28        Facility Lease on 100 Columbia (5)...........................................
        11.1         Schedule of Computation of Per Share Information (See page 38 hereof)........
        22.1         Subsidiaries (see page 39 hereof)............................................
        23.1         Consent of Independent Auditors (see page 40 hereof).........................
        28.2         Form of Cytocare, Inc. Information Statement - Distribution to Shareholders
                     of Cardiac Science, Inc. (6).................................................

           -----------------------------------
           (1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, and incorporated herein by reference.
           (2) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and incorporated herein by reference.
           (3) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.
           (4)    Compensatory plan or arrangement.
           (5) Previously filed with the same exhibit number with the Company's annual report on Form 10-K for the year ended December 31, 1993.
           (6) Previously filed with the same exhibit number with the Company's current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.