Form 10-Q
period 1995-03-31
CYTOCARE INC
filed 1995-05-10
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1995
                               ----------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                         Commission file number 0-16752


                                 CYTOCARE, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 66-0439440
- -----------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA               92656
- -----------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:      (714)  448-7700
                                                   --------------------------
                                 NOT APPLICABLE
- -----------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed, since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X     No
                                                             -----      -----
The number of shares of the Common Stock of the registrant outstanding as of April 28, 1995 was 5,184,805.

                                 CYTOCARE, INC.

                               INDEX TO FORM 10-Q


                         PART I.  FINANCIAL INFORMATION

                                                                                                       Page No.
                                                                                                       --------
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
                March 31, 1995 (Unaudited) and
                December 31, 1994                                                                          3

           Condensed Consolidated Statements of Income (Unaudited)
                Three Months Ended March 31, 1995 and 1994                                                 4

           Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                Three Months Ended March 31, 1995                                                          5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended March 31, 1995 and 1994                                                 6

           Notes to Unaudited Condensed Consolidated Financial Statements                                  7


Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                  9


                                           PART II.  OTHER INFORMATION
                                           ---------------------------

Item 1.    Legal Proceedings                                                                              11

Item 2.    Changes in Securities                                                                          11

Item 3.    Defaults Upon Senior Securities                                                                11

Item 4.    Submission of Matters to a Vote of Security Holders                                            11

Item 5.    Other Information                                                                              11

Item 6.    Exhibits and Reports on Form 8-K                                                               11

Signatures                                                                                                12

                                 CYTOCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 MARCH  31,           DECEMBER 31,
                                                                                   1995                  1994
                                                                                -----------           -----------
                                                                                (Unaudited)
Current assets:
     Cash and equivalents   . . . . . . . . . . . . . . . . . . .               $   166,556           $ 1,261,596
     Short term investments   . . . . . . . . . . . . . . . . . .                16,063,761            13,148,586
     Accounts receivable, less allowance for doubtful
       accounts of $257,000 and $257,000 at March
       31, 1995 and December 31, 1994, respectively   . . . . . .                 1,613,149             1,825,150
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . .                 1,908,177             1,607,090
     Deferred tax assets  . . . . . . . . . . . . . . . . . . . .                 1,005,000             1,005,000
     Prepaid expenses and other current assets  . . . . . . . . .                   486,930               394,595
                                                                                -----------           -----------
     Total current assets . . . . . . . . . . . . . . . . . . . .                21,243,573            19,242,017
Property and equipment, at cost . . . . . . . . . . . . . . . . .                 5,955,273             6,722,721
     Less accumulated depreciation and amortization . . . . . . .                (3,236,902)           (3,727,123)
                                                                                -----------           -----------
    Net property and equipment  . . . . . . . . . . . . . . . . .                 2,718,371             2,995,598
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .                    22,500                22,500
                                                                                -----------           -----------
                                                                                $23,984,444           $22,260,115
                                                                                ===========           ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .               $   706,259           $   521,496
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .                   154,135               368,942
    Accrued income taxes  . . . . . . . . . . . . . . . . . . . .                 1,135,931               601,776
    Accrued payroll expenses  . . . . . . . . . . . . . . . . . .                   331,457               408,884
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .                   591,257               642,551
    Customer deposits . . . . . . . . . . . . . . . . . . . . . .                    45,800                40,000
                                                                                -----------           -----------
          Total current liabilities . . . . . . . . . . . . . . .                 2,964,839             2,583,649
Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .                   225,000               225,000
Commitments and contingencies
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
      shares authorized, 5,177,133 and 4,944,603
      shares issued and outstanding at March 31,
      1995 and December 31, 1994, respectively  . . . . . . . . .                    20,709                19,778
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                17,879,525            17,675,642
    Unrealized loss on short-term investments . . . . . . . . . .                      (632)              (46,279)
    Accumulated earnings  . . . . . . . . . . . . . . . . . . . .                 2,895,003             1,802,325
                                                                                -----------           -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . .                20,794,605            19,451,466
                                                                                -----------           -----------
                                                                                $23,984,444           $22,260,115
                                                                                ===========           ===========


                            See accompanying notes.

                                 CYTOCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                                   1995              1994
                                                                                ----------        ----------
Revenues:
   Net equipment sales  . . . . . . . . . . . . . . . . . . . . . . .           $1,395,165        $1,535,000
   Procedures and maintenance fees
    and sale of laser catheters . . . . . . . . . . . . . . . . . . .            3,188,446         2,837,289
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . . .              230,241           119,400
                                                                                ----------        ----------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . .            4,813,852         4,491,689
Costs and expenses:
   Cost of equipment sales  . . . . . . . . . . . . . . . . . . . . .              586,817           677,366
   Costs of procedures and maintenance fees
    and sale of laser catheters . . . . . . . . . . . . . . . . . . .            1,343,392         1,002,940
   Research and development . . . . . . . . . . . . . . . . . . . . .              215,914           387,764
   Selling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              516,922           656,794
   General and administrative . . . . . . . . . . . . . . . . . . . .              457,133           613,147
   Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . .                  996            17,834
                                                                                ----------        ----------
      Total costs and expenses  . . . . . . . . . . . . . . . . . . .            3,121,174         3,355,845
                                                                                ----------        ----------
Income before provision for income taxes    . . . . . . . . . . . . .            1,692,678         1,135,844
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . .              600,000           171,000
                                                                                ----------        ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $1,092,678        $  964,844
                                                                                ==========        ==========
Earnings per share  . . . . . . . . . . . . . . . . . . . . . . . . .           $      .20        $      .18
                                                                                ==========        ==========
Number of shares used in the computation of
   earnings per share . . . . . . . . . . . . . . . . . . . . . . . .            5,437,539         5,350,582
                                                                                ==========        ==========




                            See accompanying notes.

                                 CYTOCARE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)


                                       COMMON STOCK
                                 -------------------------     ADDITIONAL                   UNREALIZED LOSS
                                  NUMBER OF                     PAID-IN       ACCUMULATED    ON SHORT-TERM
                                   SHARES        AMOUNT         CAPITAL        (DEFICIT)      INVESTMENTS      TOTAL
                                 ----------    ----------     -----------     -----------   -------------   -----------
Balance at December 31, 1994  .   4,944,603      $19,778      $17,675,642      $1,802,325     $(46,279)     $19,451,466

Common Stock options
  exercised . . . . . . . . . .     232,530          931          203,883             ---          ---          204,814

Unrealized loss on short-term
  investments . . . . . . . . .         ---          ---              ---             ---       45,647           45,647

Net income  . . . . . . . . . .         ---          ---              ---       1,092,678                     1,092,678
                                  ---------      -------      -----------      ----------     --------       ----------
Balance at March 31, 1995 . . .   5,177,133      $20,709      $17,879,525      $2,895,003     $   (632)     $20,794,605
                                  =========      =======      ===========      ==========     ========      ===========





                            See accompanying notes.

                                 CYTOCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                  (UNAUDITED)

                                                                            1995          1994
                                                                         -----------   -----------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,092,678    $  964,844
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . .          234,461       203,788
      Provision for doubtful accounts . . . . . . . . . . . . . . .              ---        15,000
      Provision for related party loan  . . . . . . . . . . . . . .              635        18,412
      Unrealized losses/(gains) on short-term
       investments  . . . . . . . . . . . . . . . . . . . . . . . .              ---        (9,513)
      Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . .          212,001       (33,446)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . .         (301,087)      (39,463)
       Prepaid expenses and other current assets  . . . . . . . . .          (92,335)      306,586
       Accounts payable and accrued expenses  . . . . . . . . . . .          (30,044)      (65,679)
       Accrued payroll expenses . . . . . . . . . . . . . . . . . .          (77,427)      117,562
       Accrued income taxes   . . . . . . . . . . . . . . . . . . .          534,155       162,800
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . .          (51,294)      (35,057)
       Customer deposits  . . . . . . . . . . . . . . . . . . . . .            5,800      (130,750)
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . .              ---        99,561
                                                                         -----------    ----------
   Net cash provided by (used in) operating activities  . . . . . .        1,527,543     1,574,645
                                                                         -----------    ----------
Cash flows from investing activities:
   Purchase of investments available for sale . . . . . . . . . . .       (8,009,036)   (9,231,448)
   Sale of investments available for sale . . . . . . . . . . . . .        5,139,508     9,161,192
   Related party loan . . . . . . . . . . . . . . . . . . . . . . .             (636)      (18,412)
   Purchase of property and equipment . . . . . . . . . . . . . . .         (169,481)     (474,872)
   Disposals of property and equipment  . . . . . . . . . . . . . .          212,248         8,396
                                                                         -----------    ----------
   Net cash used in investing activities  . . . . . . . . . . . . .       (2,827,397)     (555,144)
                                                                         -----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock   . . . . . . . . . . . .          204,814        41,374
                                                                         -----------    ----------
Net increase (decrease) in cash and equivalents . . . . . . . . . .       (1,095,040)    1,060,875
Cash and equivalents at beginning of period   . . . . . . . . . . .        1,261,596     2,410,363
                                                                         -----------    ----------
Cash and equivalents at end of period . . . . . . . . . . . . . . .      $   166,556    $3,471,238
                                                                         ===========    ==========
Supplemental cash flow disclosures:
   Cash paid during the period for:
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      $    65,490     $   8,200
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       ---           ---

                            See accompanying notes.

                                 CYTOCARE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995


A.  ORGANIZATION AND OPERATIONS OF THE COMPANY

    Cytocare, Inc. (the "Company" or "Cytocare"), a Delaware corporation formed in October 1984, develops, manufactures and markets medical devices and therapeutics to treat urological diseases. Medstone, a wholly-owned subsidiary, manufactures, markets and maintains lithotripters, and is expanding its Fee-for-Service Program that supplies lithotripsy equipment to providers on per procedure basis. Endocare, the Company's endourology subsidiary, manufactures equipment and devices to treat urologic soft tissue diseases. A majority of the Company's consolidated revenues come from Medstone's lithotripsy business.

    The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services using five mobile systems in the Western United States on a fee-per-procedure basis. Medstone intends to expand effor ts to grow this medical service side of its business.

    The Company's tentative business plan is to separate its operating
business units and revenue streams into independent operations.   Management
hopes that such a restructuring will benefit shareholders by bringing about operational advantages as well as more discriminating and favorable valuations of Cytocare's units.


B.  BASIS OF PRESENTATION

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1995 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995. Results of operations for the three months ended March 31, 1995 are not necessarily indicative of results to be expected for the full year.

C.  PER SHARE INFORMATION

    Per share information is presented in the accompanying consolidated statements of operations based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

D.   INVENTORIES

        At March 31, 1995 and December 31, 1994, inventories consisted of the following:

                               March 31, 1995   December 31, 1994
                               --------------   -----------------
Raw materials . . . . . .        $1,321,814        $1,194,369
Work in process . . . . .           162,289           181,416
Finished goods  . . . . .           424,074           231,305
                                 ----------        ----------
                                 $1,908,177        $1,607,090
                                 ==========        ==========

E.   INCOME TAXES

        The Company adopted Financial Accounting Standards Board Statement No. 109 in 1991. The effect of the adoption was to permit the Company to reduce its income tax expense by the utilization of the net operating loss carryforward rather than treating the realization of the net operating loss carryforward as an extraordinary credit.

F.   SHORT-TERM INVESTMENTS

        The Company adopted Financial Accounting Standards Board Statement No. 115 as of January 1, 1994. The effect of the adoption is that the Company classifies its entire investment portfolio as available-for-sale. Accordingly, unrealized holding gains and losses on short-term investments are carried as a separate component of stockholder's equity.

G.   CONTINGENCIES

        The Company is a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. In October 1994, the Company received the opinion of the Ninth Circuit of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints allege principally that adverse material information was not disclosed at the time of the initial public offering in June 1988. The Company intends to proceed to trial on any remaining matters. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result, has been made in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995.


RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

        As previously announced, the Company plans to spin out its business units into independent companies in hopes of achieving a fairer market valuation for our shareholders and providing operational focus. We are making progress on this unbundling plan. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. The Company also realized revenue from sales of its disposable laser catheters that is included with procedures and maintenance fees.

        The Company began the year with approximately $14.4 million in cash and marketable securities, no debt, inventories of $1.6 million, and total assets of $22.3 million. The Company ended the quarter with approximately $16.2 million in cash and marketable securities, no debt, inventories of $1.9 million, and total assets of $24.0 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

        The Company recognized revenue of $4.8 million for the first quarter of 1995, or a 7% increase, compared to $4.5 million during the first quarter of 1994. Equipment revenues remained approximately equal on an equal number of units shipped for both periods. Equipment upgrade revenues decreased by 67% in the first quarter of 1995 compared to the first quarter of 1994 due to the decrease in the number of customer units for which the upgrades are available. The recurring revenue stream from procedure and maintenance revenues increased by 35% in the current period from the comparable period in the prior year as the number of patients treated on the Medstone lithotripters in the United States increased by 29%. Offsetting this increase is a 59% revenue decrease in the ProLase II, the Company's laser catheter product, as both number of units shipped and per unit revenue declined as lower cost competition has forced market changes.

        Interest income increased by 93% in the three months ended March 31, 1995 compared to the same period in 1994 due to a marked increase in investment yield from upward market pressures and a $3,240,000 higher invested balance.

        Cost of sales on equipment sales and equipment upgrades decreased to 42% of sales in the first quarter of 1995 compared to 44% of sales in the comparable quarter in 1994 due to the mix of lithotripter units and less equipment upgrades. The cost of sales related to recurring revenue increased to 42% of revenues in the first quarter of 1995 from 35% of revenues in the first quarter of 1994 due to increased expenses to support the expanding mobile lithotripsy routes. As a percentage of sales revenue (excluding interest), the cost of equipment, procedures, maintenance and laser catheters increased to 42% for the first quarter of 1995 compared to 38% for the first quarter of 1994.

        Research and development expenses decreased by 44% during the three months ended March 31, 1995 compared to the corresponding period of 1994, primarily due to a reduction in headcount and supplies expenses as the Company redefines its efforts associated with prostate diseases.

        Selling expenses decreased by 21% in the first quarter of 1994 when compared to 1994 primarily due to the decreased consulting expenses and lower bad debt expense.

        General and administrative expenses decreased by 25% in the first quarter of 1995 compared to the same quarter in the prior year due to lower headcount in the Company's divisional structure, lower occupancy costs due to the Company's lower cost facility, and lower legal costs due to 1994's legal actions.

        Other expense decreased during the first quarter of 1995 due to the decrease in legal costs incurred in connection with the class action lawsuit filed against the Company.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1995, the Company had approximately $16.2 million in cash and equivalents. These funds were generated from the initial public offering of the Company's common stock in June 1988 and from earnings, although funds generated from operations in the first quarter of 1995 are not necessarily indicative of results to be expected for the full year. Currently, the Company's short-term capital requirements are considered by management to be minor, with the funding of current operations and building of additional possible mobile vans being supported by the current revenue cash flow. With the Company's move into its new lower cost facility, operating overhead is significantly reduced, with a corresponding reduction in funds required for operations.

        The Company's long-term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self- funded products, proprietary manufacturing methods and advanced technologies, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

        The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1995.

                                 CYTOCARE, INC.

                          PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings
               -----------------

               Previously reported.


Item 2.        Changes in Securities
               ---------------------

               None


Item 3.        Defaults upon Senior Securities
               -------------------------------

               None


Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               None


Item 5.        Other Information
               -----------------

               None


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)   The following exhibits are included herein:

                     (11.1) Statements re: Computation of Per Share Information

                     (27) Financial Data Schedule

               (b) There were no reports on Form 8-K filed with the Commission during the quarter ended March 31, 1995.

                                   SIGNATURES



                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                        CYTOCARE, INC.





Date:  May 10, 1995                                        DAVID V. RADLINSKI
                                                        ------------------------
                                                           David V. Radlinski,
                                                        Chief Financial Officer,
                                                        (Principal financial and
                                                           accounting officer)