Form 10-Q
period 1995-06-30
CYTOCARE INC
filed 1995-08-11
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1995
                                ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                       Commission file number  0-16752
                                              ---------

                                 CYTOCARE, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               66-0439440
- -----------------------------------------------------------------------------
           (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)             Identification No.)

100 COLUMBIA, SUITE 100, ALISO VIEJO,  CALIFORNIA               92718
- -----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (714) 448-7700
                                                     ------------------------

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

The number of shares of the Common Stock of the registrant outstanding as of August 4, 1995 was 5,197,355.

                                 CYTOCARE, INC.

                               INDEX TO FORM 10-Q


                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

                                                                                         Page No.
                                                                                         --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
                  June 30, 1995 (Unaudited)                                                 3
                  and December 31, 1994

         Condensed Consolidated Statements of Operations (Unaudited)
                  Three and Six Months Ended June 30, 1995 and 1994                         4

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                  Six Months Ended June 30, 1995                                            5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months ended June 30, 1995 and 1994                                   6

         Notes to Unaudited Condensed Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                         9


                             PART II.  OTHER INFORMATION
                             ---------------------------

Item 1.  Legal Proceedings                                                                 11

Item 2.  Changes in Securities                                                             11

Item 3.  Defaults Upon Senior Securities                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders                               11

Item 5.  Other Information                                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                                  11

Signatures                                                                                 12

                                 CYTOCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                        JUNE 30,       DECEMBER 31,
                                                                         1995              1994
                                                                      -----------      ------------
                                                                      (Unaudited)
Current assets:

     Cash and equivalents   . . . . . . . . . . . . . . . . . . .     $ 1,806,724       $ 1,261,596
     Short term investments   . . . . . . . . . . . . . . . . . .      14,475,840        13,148,586
     Accounts receivable, less allowance for doubtful
       accounts of $265,000 and $257,000 at June
       30, 1995 and December 31, 1994, respectively . . . . . . .       1,564,295         1,825,150
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . .       1,647,445         1,607,090
     Deferred tax assets  . . . . . . . . . . . . . . . . . . . .       1,005,000         1,005,000
     Prepaid expenses and other current assets  . . . . . . . . .         488,024           394,595
                                                                      -----------       -----------

        Total current assets  . . . . . . . . . . . . . . . . . .      20,987,328        19,242,017

Property and equipment, at cost . . . . . . . . . . . . . . . . .       6,180,870         6,722,721
     Less accumulated depreciation and amortization . . . . . . .      (3,463,218)       (3,727,123)
                                                                      -----------       -----------

        Net property and equipment  . . . . . . . . . . . . . . .       2,717,652         2,995,598

Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .         172,500            22,500
                                                                      -----------       -----------
                                                                      $23,877,480       $22,260,115
                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .     $   461,923       $   521,496
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .         172,459           368,942
    Accrued income taxes  . . . . . . . . . . . . . . . . . . . .         433,784           601,776
    Accrued payroll expenses  . . . . . . . . . . . . . . . . . .         244,724           408,884
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .         551,941           642,551
    Customer deposits . . . . . . . . . . . . . . . . . . . . . .             ---            40,000
                                                                      -----------       -----------
        Total current liabilities . . . . . . . . . . . . . . . .       1,864,831         2,583,649

Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .         225,000           225,000

Commitments and contingencies

Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
      shares authorized, 5,177,133 and 4,944,603
      shares issued and outstanding at June 30,
      1995 and December 31, 1994, respectively  . . . . . . . . .          20,789            19,778
    Additional paid-in capital  . . . . . . . . . . . . . . . . .      17,937,634        17,675,642
    Unrealized gain/(loss) on short-term investments  . . . . . .          17,613           (46,279)
    Accumulated earnings  . . . . . . . . . . . . . . . . . . . .       3,811,613         1,802,325
                                                                      -----------       -----------
        Total stockholders' equity  . . . . . . . . . . . . . . .      21,787,649        19,451,466
                                                                      -----------       -----------
                                                                      $23,877,480       $22,260,115
                                                                      ===========       ===========


                            See accompanying notes.

                                 CYTOCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                         1995             1994                  1995              1994
                                                      ----------       ----------            ----------        ----------
Revenues:
   Net equipment sales . . . . . . . . . . .          $  997,500       $  751,095            $2,392,665        $2,286,095
   Procedures fees, maintenance
    and laser catheters  . . . . . . . . . .           3,023,613        2,936,441             6,212,059         5,773,730
   Interest. . . . . . . . . . . . . . . . .             246,530          140,363               476,771           259,763
                                                      ----------       ----------            ----------        ----------
       Total revenues  . . . . . . . . . . .           4,267,643        3,827,899             9,081,495         8,319,588

Costs and expenses:
   Cost of equipment sales . . . . . . . . .             454,659          288,326             1,041,476           965,692
   Costs related to procedures and
     maintenance fees and laser catheters  .           1,251,481        1,071,937             2,594,873         2,074,877
   Research and development  . . . . . . . .             273,614          284,720               489,528           672,484
   Selling and marketing . . . . . . . . . .             452,794          836,170               969,717         1,492,964
   General and administrative  . . . . . . .             425,875          532,129               883,008         1,145,276
   Other expense . . . . . . . . . . . . . .              12,609            2,668                13,605            20,502
                                                      ----------       ----------            ----------        ----------
      Total costs and expenses   . . . . . .           2,871,032        3,015,950             5,992,207         6,371,795
                                                      ----------       ----------            ----------        ----------
Income (loss) before provision
   for (benefit from) income taxes   . . . .           1,396,611          811,949             3,089,288         1,947,793
Provision for (benefit from) income taxes                480,000          160,000             1,080,000           331,000
                                                      ----------       ----------            ----------        ----------

Net income (loss). . . . . . . . . . . . . .          $  916,611       $  651,949            $2,009,288        $1,616,793
                                                      ==========       ==========            ==========        ==========

Earnings per share:
   Primary . . . . . . . . . . . . . . . . .          $      .17       $      .12            $      .36        $      .30
                                                      ==========       ==========            ==========        ==========
   Fully diluted . . . . . . . . . . . . . .          $      .17       $      .12            $      .36        $      .30
                                                      ==========       ==========            ==========        ==========

Number of shares used in the computation of
   income per share:
   Primary . . . . . . . . . . . . . . . . .           5,502,009        5,304,003             5,516,663         5,327,883
                                                      ==========       ==========            ==========        ==========
   Fully diluted . . . . . . . . . . . . . .           5,535,073        5,304,003             5,572,763         5,327,883
                                                      ==========       ==========            ==========        ==========

                            See accompanying notes.

                                 CYTOCARE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)

                                                COMMON STOCK
                                           ---------------------      ADDITIONAL                     UNREALIZED LOSS
                                           NUMBER OF                   PAID-IN       ACCUMULATED     ON SHORT-TERM
                                            SHARES       AMOUNT        CAPITAL        (DEFICIT)       INVESTMENTS         TOTAL
                                           ---------     -------     -----------     -----------    ----------------   -----------

Balance at December 31, 1994 . . . . . .   4,944,603     $19,778     $17,675,642      $1,802,325        $(46,279)      $19,451,466

Common Stock options exercised . . . . .     252,752       1,011         261,992             ---             ---           263,003

Unrealized loss on short-term
  investments  . . . . . . . . . . . . .         ---         ---             ---             ---          63,892            63,892

Net income . . . . . . . . . . . . . . .         ---         ---             ---       2,009,288                         2,009,288
                                           ---------     -------     -----------      ----------        --------       -----------

Balance at June 30, 1995 . . . . . . . .   5,197,355     $20,789     $17,937,634      $3,811,613        $ 17,613       $21,787,649
                                           =========     =======     ===========      ==========        ========       ===========





                            See accompanying notes.

                                 CYTOCARE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                             1995               1994
                                                                         ------------       ------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,009,288       $  1,616,793
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . .           460,777            421,347
      Provision for doubtful accounts . . . . . . . . . . . . . . .               ---            130,000
      Provision for related party loan  . . . . . . . . . . . . . .             1,315             18,412
      Unrealized losses (gains) on short-term
       investments  . . . . . . . . . . . . . . . . . . . . . . . .               ---             (9,513)
   Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . .           256,849             32,621
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . .          (249,888)          (475,734)
       Prepaid expenses and other current assets  . . . . . . . . .           (93,429)           206,739
       Accounts payable and accrued expenses  . . . . . . . . . . .          (420,216)            25,801
       Accrued income taxes   . . . . . . . . . . . . . . . . . . .          (167,992)           288,501
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . .           (90,610)           194,380
       Customer deposits  . . . . . . . . . . . . . . . . . . . . .           (40,000)           (82,417)
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . .          (150,000)            99,561
                                                                         ------------       ------------

   Net cash provided by (used in) operating activities  . . . . . .         1,516,094          2,466,491
                                                                         ------------       ------------

Cash flows from investing activities:
   Purchase of marketable securities  . . . . . . . . . . . . . . .       (11,467,589)       (14,031,043)
   Sale of marketable securities  . . . . . . . . . . . . . . . . .        10,210,923         12,435,555
   Related party loan . . . . . . . . . . . . . . . . . . . . . . .            (4,006)           (18,412)
   Purchase of property and equipment . . . . . . . . . . . . . . .          (185,545)          (771,750)
   Disposals of property and equipment  . . . . . . . . . . . . . .           212,248             37,571
                                                                         ------------       ------------

   Net cash used in investing activities  . . . . . . . . . . . . .        (1,233,969)        (2,348,079)
                                                                         ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock   . . . . . . . . . . . .           263,003             53,528
                                                                         ------------       ------------

Net increase (decrease) in cash and equivalents . . . . . . . . . .           545,128            171,940
Cash and equivalents at beginning of period   . . . . . . . . . . .         1,261,596          2,410,363
                                                                         ------------       ------------
Cash and equivalents at end of period . . . . . . . . . . . . . . .      $  1,806,724       $  2,582,303
                                                                         ============       ============

Supplemental cash flow disclosures:
   Cash paid during the period for:
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,257,900       $     42,499
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        ---       $        ---

                            See accompanying notes.

                                 CYTOCARE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995


A.  ORGANIZATION AND OPERATIONS OF THE COMPANY

    Cytocare, Inc. (the "Company" or "Cytocare"), a Delaware corporation formed in October 1984, develops, manufactures and markets medical devices and therapeutics to treat urological diseases. Medstone, a wholly-owned subsidiary, manufactures, markets and maintains lithotripters, and is expanding its Fee-for-Service Program that supplies lithotripsy equipment to providers on a per procedure basis. Endocare, the Company's endourology subsidiary, manufactures equipment and devices to treat urologic soft tissue diseases. A majority of the Company's consolidated revenues come from Medstone's lithotripsy business.

    The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services using mobile systems in the Western United States on a fee-per-procedure basis. Medstone intends to expand efforts to grow this medical service side of its business.

    The Company's tentative business plan is to separate its operating business units and revenue streams into independent operations. Management hopes that such a restructuring will benefit shareholders by bringing about operational advantages as well as more discriminating and favorable valuations of Cytocare's units.

B.  BASIS OF PRESENTATION

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1995 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995. Results of operations for the six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full year.

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

D.   INVENTORIES

     At June 30, 1995 and December 31, 1994, inventories consisted of the following:

                                         June 30, 1995     December 31, 1994
                                         -------------     -----------------
Raw materials . . . . . . . . . .          $1,328,595          $1,194,369
Work in process . . . . . . . . .             165,110             181,416
Finished goods  . . . . . . . . .             153,740             231,305
                                           ----------          ----------
                                           $1,647,445          $1,607,090
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

F.   SHORT-TERM INVESTMENTS

     The Company adopted Financial Accounting Standards Board Statement No. 115 as of January 1, 1994. The effect of the adoption is that the Company classifies its entire investment portfolio as available-for-sale. Accordingly, unrealized holding gains and losses on short-term investments will be carried as a separate component of stockholder's equity.

G.   CONTINGENCIES

     The Company is a defendant in two related class action junk lawsuits filed by strike suit lawyers ostensibly on behalf of two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. Plaintiffs in both cases filed an appeal to the Ninth Circuit Court. In October 1994, the Company received the opinion of the Ninth Circuit Court of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints allege principally that adverse material information was not disclosed at the time of the initial public offering in June 1988. The Company has filed a Supreme Court brief and pending a decision intends to proceed to trial on any remaining matters. The ultimate outcome of this junk litigation cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1995.


GENERAL

       As previously announced, the Company plans to reform and spin out its business units into independent companies in hopes of achieving a fairer market valuation for our shareholders. The Company is making progress on this unbundling plan. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. The Company also realized revenue from sales of its disposable laser catheters that is included with procedures and maintenance fees.

       The Company began the year with approximately $14.4 million in cash and marketable securities, no debt, inventories of $1.6 million, and total assets of $22.3 million. The Company ended the quarter with approximately $16.3 million in cash and marketable securities, no debt, inventories of $1.6 million, and total assets of $23.9 million.

       Accounts receivable decreased by $261,000 from December 31, 1994 to June 30, 1995 on sales of $9,081,000 due to the timing of equipment sales within the periods. In the six months ended June 30, 1995, shipments occurred with payments received within the period and a higher proportion of the Company's revenues are from procedure fees, which have a faster payment cycle.

       Inventories are stated net of reserves for excess and obsolescence. Management periodically reviews inventories for obsolescence and, in the current period, no inventories were written off against reserves. Management will continue to monitor inventory and will, when necessary, adjust inventory reserves accordingly.


RESULTS OF OPERATIONS

       The Company recognized revenue of $4.3 million and $9.1 million for the second quarter and first six months of 1995, an increase of 12% and 9%, respectively, compared to the corresponding periods of 1994. Equipment revenues increased by 33% in the three months ended June 30, 1995, and the six months ended June 30, 1995 showed a 5% increase in equipment revenues. Also increasing in the comparable time periods were the recurring revenues from procedures, maintenance and laser catheters, which increased by 3% for the second quarter, and 8% for the first six months.

       Interest income increased by 76% in the second quarter of 1995 compared to the second quarter of 1994 due to an increase of 65% on the average investment yield in 1995 and an increased average invested cash balance of $3,600,000 from period to period. For the six months ended June 30, 1995, interest income increased by 84% from the same period of the prior year due to an increased average yield of 76% on a $3,400,000 higher average invested balance.

       Equipment cost of sales increased to 46% and 42% for the second quarter and first six months of 1995, respectively, compared to 38% and 42% for the corresponding periods of 1994 due to the change of product mix, with more high content unit shipments occurring in 1995 against a lower average unit selling price when compared to the prior year. The cost of sales related to recurring revenue increased to 41% and 42% of revenues for the second quarter and first six months of 1995, respectively, compared to 37% and 36% for the same periods in the prior year due to the Company's expanded mobile route operations and the overhead needed to service those operations.

       Research and development expenses decreased by 5% and 27% during the three and six months ended June 30, 1995, respectively, compared to the corresponding periods of 1994, due primarily to a lower headcount and supplies expenses.

       Selling expenses decreased by 46% in the second quarter and 35% in first six months of 1995, compared to the same periods of the prior year. The decreases were attributable to decreases in bad debt, commission on laser catheters and product support expenses.

       General and administrative expenses decreased for the three months ended June 30, 1995 by 20% compared to the corresponding period in the prior year due to reductions in payroll and travel expenses. For the six months ended June 30, 1995, general and administrative expenses decreased by 23% from the same period in 1994 due to lower legal costs.

        Other expenses increased in the three months ended June 30, 1995 compared to the same periods of the prior year due to increased legal costs incurred in connection with the class action junk lawsuit filed against the Company. For the six months ended June 30, 1995, other expenses decreased compared to the corresponding period of 1994 due to the facility relocation costs incurred in 1994.


LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1995, the Company had approximately $16.3 million in cash and equivalents. These funds were generated from earnings and the initial public offering of the Company's common stock in June 1988, although funds generated from operations in the first six months of 1995 are not necessarily indicative of results to be expected for the full year. The Company's short-term capital requirements are funded by the current revenue cash flow.

       The Company's long-term capital expenditure requirements will depend upon numerous factors, including the possibility of accessing the capital markets to help fund potential acquisitions, progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

       The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1995.

                                 CYTOCARE, INC.
                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The followoing exhibits are included herein:

              (11.1)  Statements re:  Computation of Per Share Information
              (27)    Financial Data Schedule

         (b) There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1995.

                                   SIGNATURES


                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                       CYTOCARE, INC.
                                                       A Delaware corporation





Date:   August 11, 1995                                David V. Radlinski
                                                       ------------------------
                                                       David V. Radlinski
                                                       Chief Financial Officer
                                                       (Principal financial and
                                                        accounting officer)