Form 10-Q
period 1995-09-30
MEDSTONE INTERNATIONAL INC/
filed 1995-11-14
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1995
                               -----------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                       Commission file number  0-16752

                         MEDSTONE INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   66-0439440
------------------------------------------------------------------------------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

  100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA                92656-4114
------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (714) 448-7700
                                                     -------------------------

                                CYTOCARE,INC.
------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed, since last report)

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

The number of shares of the Common Stock of the registrant outstanding as of November 9, 1995 was 5,447,294.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                         PART I.  FINANCIAL INFORMATION


                                                                                           Page No.
                                                                                           --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
                 September 30, 1995 (Unaudited)
                 and December 31, 1994                                                         3

         Condensed Consolidated Statements of Operations (Unaudited)
                 Three and Nine Months Ended September 30, 1995 and 1994                       4

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                 Nine Months Ended September 30, 1995                                          5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months ended September 30, 1995 and 1994                                 6

         Notes to Unaudited Condensed Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    10


                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings                                                                    12

Item 2.  Changes in Securities                                                                12

Item 3.  Defaults Upon Senior Securities                                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                                  12

Item 5.  Other Information                                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                                     13

Signatures                                                                                    14

                          MEDSTONE INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                   1995                  1994
                                                                               -------------          ------------
                                                                                (Unaudited)
Current assets:

     Cash and equivalents   . . . . . . . . . . . . . . . . . . .               $ 2,417,258           $ 1,261,596
     Short term investments   . . . . . . . . . . . . . . . . . .                14,423,706            13,148,586
     Accounts receivable, less allowance for doubtful
       accounts of $265,000 and $257,000 at September
       30, 1995 and December 31, 1994, respectively . . . . . . .                 2,557,614             1,825,150
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . .                 1,857,297             1,607,090
     Deferred tax assets  . . . . . . . . . . . . . . . . . . . .                 1,005,000             1,005,000
     Prepaid expenses and other current assets  . . . . . . . . .                   503,303               394,595
                                                                                -----------           -----------

          Total current assets . . . . . . . . . . . . . . . . . .               22,764,178            19,242,017

Property and equipment, at cost . . . . . . . . . . . . . . . . .                 5,936,075             6,722,721
     Less accumulated depreciation and amortization . . . . . . .                (2,904,235)           (3,727,123)
                                                                                -----------           -----------

          Net property and equipment  . . . . . . . . . . . . . .                 3,031,840             2,995,598

Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .                   153,573                22,500
                                                                                -----------           -----------
                                                                                $25,949,591           $22,260,115
                                                                                ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .               $   748,486           $   521,496
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . .                   280,455               368,942
    Accrued income taxes  . . . . . . . . . . . . . . . . . . . .                   686,886               601,776
    Accrued payroll expenses  . . . . . . . . . . . . . . . . . .                   306,583               408,884
    Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .                   612,025               642,551
    Customer deposits . . . . . . . . . . . . . . . . . . . . . .                       ---                40,000
                                                                                -----------           -----------
          Total current liabilities . . . . . . . . . . . . . . .                 2,634,435             2,583,649

Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . .                   225,000               225,000

Commitments and contingencies

Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
      shares authorized, 5,226,003 and 4,944,603
      shares issued and outstanding at June 30,
      1995 and December 31, 1994, respectively  . . . . . . . . .                    20,904                19,778
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                18,046,530            17,675,642
    Unrealized gain/(loss) on short-term investments  . . . . . .                       ---               (46,279)
    Accumulated earnings  . . . . . . . . . . . . . . . . . . . .                 5,022,722             1,802,325
                                                                                -----------           -----------

          Total stockholders' equity  . . . . . . . . . . . . . .                23,090,156            19,451,466
                                                                                -----------           -----------
                                                                                $25,949,591           $22,260,115
                                                                                ===========           ===========

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                                  1995         1994               1995           1994
                                               ----------   ----------         -----------    -----------
Revenues:
    Net equipment sales   . . . . . . . .      $1,596,315   $  265,000         $ 3,988,980    $ 2,551,095
    Procedures and maintenance fees
    and laser catheters   . . . . . . . .       3,430,836    3,551,319           9,642,894      9,325,049
    Interest income   . . . . . . . . . .         256,567      183,506             733,338        443,269
                                               ----------   ----------         -----------    -----------
    Total revenues  . . . . . . . . . . .       5,283,718    3,999,825          14,365,212     12,319,413

Costs and expenses:
    Cost of equipment sales   . . . . . .         686,011       97,368           1,727,487      1,063,060
    Costs related to procedures and
        maintenance fees  . . . . . . . .       1,554,206    1,417,955           4,149,079      3,492,832
    Research and development  . . . . . .         186,233      241,146             675,761        913,630
    Selling   . . . . . . . . . . . . . .         531,326      611,692           1,501,042      2,104,656
    General and administrative  . . . . .         413,249      472,477           1,296,257      1,617,753
    Other expense (income). . . . . . . .          50,584       10,906              64,189         31,408
                                               ----------   ----------         -----------    -----------
    Total costs and expenses. . . . . . .       3,421,609    2,851,544           9,413,815      9,223,339
                                               ----------   ----------         -----------    -----------
Income before provision for
    income taxes    . . . . . . . . . . .       1,862,109    1,148,281           4,951,397      3,096,074
Provision for (benefit from) income taxes         651,000    (331,000)           1,731,000              0
                                               ----------   ---------          -----------    -----------

Net income  . . . . . . . . . . . . . . .      $1,211,109   $1,479,281         $ 3,220,397    $ 3,096,074
                                               ==========   ==========         ===========    ===========

Earnings per share:
    Primary   . . . . . . . . . . . . . .      $      .22   $      .28         $       .58    $       .58
                                               ==========   ==========         ===========    ===========
    Fully diluted   . . . . . . . . . . .      $      .21   $      .27         $       .56    $       .57
                                               ==========   ==========         ===========    ===========
Number of shares used in the computation
    of income per share:
    Primary   . . . . . . . . . . . . . .       5,590,330    5,336,111           5,538,913      5,329,987
                                               ==========   ==========         ===========    ===========
    Fully diluted   . . . . . . . . . . .       5,649,209    5,395,963           5,704,439      5,384,628
                                               ==========   ==========         ===========    ===========


                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)






                                          COMMON STOCK
                                       -------------------     ADDITIONAL                 UNREALIZED LOSS
                                       NUMBER OF                PAID-IN    ACCUMULATED     ON SHORT-TERM
                                        SHARES      AMOUNT      CAPITAL      (DEFICIT)      INVESTMENTS        TOTAL
                                       ---------   -------    -----------  -------------  ---------------   -----------
Balance at December 31, 1994  . . .    4,944,603   $19,778    $17,675,642    $1,802,325      $(46,279)      $19,451,466

Common Stock options exercised           281,400     1,126        370,888           ---           ---           372,014

Unrealized loss on short-term
  investments . . . . . . . . . . .          ---       ---            ---           ---        46,279            46,279

Net income  . . . . . . . . . . . .          ---       ---            ---     3,220,397                       3,220,397
                                       ---------   -------    -----------    ----------      --------       -----------

Balance at September 30, 1995 . . .    5,226,003   $20,904    $18,046,530    $5,022,722      $      0       $23,090,156
                                       =========   =======    ===========    ==========      ========       ===========



                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                              1995                 1994
                                                                          ------------         ------------
    Cash flows from operating activities:
       Net income   . . . . . . . . . . . . . . . . . . . . . . . .       $  3,220,397         $  3,096,074
       Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
           Depreciation and amortization  . . . . . . . . . . . . .            702,251              661,953
           Provision for doubtful accounts  . . . . . . . . . . . .                ---              140,000
           Provision for related party loan   . . . . . . . . . . .              1,315               28,492
           Unrealized losses (gains) on short-term
               investments  . . . . . . . . . . . . . . . . . . . .                ---               (9,513)
           Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . .           (728,699)            (506,459)
               Inventories  . . . . . . . . . . . . . . . . . . . .           (663,889)            (620,360)
               Deferred tax assets  . . . . . . . . . . . . . . . .                ---           (1,100,000)
               Prepaid expenses and other current assets  . . . . .           (108,708)             198,585
               Accounts payable and accrued expenses  . . . . . . .             36,202               81,461
               Accrued income taxes . . . . . . . . . . . . . . . .             85,110              440,346
               Deferred revenue . . . . . . . . . . . . . . . . . .            (30,526)             212,205
               Customer deposits  . . . . . . . . . . . . . . . . .            (40,000)            (180,750)
               Other, net . . . . . . . . . . . . . . . . . . . . .           (131,073)              34,561
                                                                          ------------         ------------

       Net cash provided by (used in) operating activities  . . . .          2,342,380            2,476,595
                                                                          ------------         ------------

    Cash flows from investing activities:
       Purchase of marketable securities  . . . . . . . . . . . . .        (15,471,271)         (20,330,573)
       Sale of marketable securities  . . . . . . . . . . . . . . .         14,234,899           17,157,412
       Related party loan   . . . . . . . . . . . . . . . . . . . .              2,450              (28,492)
       Purchase of property and equipment   . . . . . . . . . . . .         (1,001,035)            (795,954)
       Disposals of property and equipment  . . . . . . . . . . . .            676,225               37,571
                                                                          ------------         ------------

       Net cash provided by investing activities  . . . . . . . . .         (1,558,732)          (3,960,036)
                                                                          ------------         ------------

    Cash flows from financing activities:
       Proceeds from issuance of common stock   . . . . . . . . . .            372,014              116,059
                                                                          ------------         ------------

    Net increase (decrease) in cash and cash equivalents  . . . . .          1,155,662           (1,367,382)
    Cash and cash equivalents at beginning of period  . . . . . . .          1,261,596            2,410,363
                                                                          ------------         ------------
    Cash and cash equivalents at end of period  . . . . . . . . . .       $  2,417,258         $  1,042,981
                                                                          ============         ============

    Supplemental cash flow disclosures:
       Cash paid during the period for:
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . .       $  1,645,890         $    659,654
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . .       $          0         $          0

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

A.     ORGANIZATION AND OPERATIONS OF THE COMPANY

                 Medstone International, Inc., formerly known as Cytocare, Inc. prior to its renaming in September 1995 (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, develops, manufactures and markets medical devices and therapeutics to treat urological diseases. Medstone manufactures, markets and maintains lithotripters, and is expanding its Fee-for-Service Program that supplies lithotripsy equipment to providers on a per procedure basis. Endocare, the Company's endourology subsidiary, manufactures equipment and devices to treat urologic soft tissue diseases. A majority of the Company's consolidated revenues come from Medstone's lithotripsy business.

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

                 The Company continues efforts to separate its operating business units and revenue streams into independent operations. Management hopes that such a restructuring will benefit shareholders by bringing about operational advantages as well as more discriminating and favorable valuations of Medstone's units.

B.       BASIS OF PRESENTATION

                 In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1995 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1995. Results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full year.

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

D.       INVENTORIES

                 At September 30, 1995 and December 31, 1994, inventories consisted of the following:

                                                  September 30, 1995     December 31, 1994
                                                  ------------------     -----------------
Raw materials . . . . . . . . . . . . . . . .         $1,311,406             $1,194,369
Work in process . . . . . . . . . . . . . . .             88,226                181,416
Finished goods  . . . . . . . . . . . . . . .            457,665                231,305
                                                      ----------             ----------
                                                      $1,857,297             $1,607,090
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

F.      SHORT-TERM INVESTMENTS

               The Company adopted Financial Accounting Standards Board Statement No. 115 as of January 1, 1994. The effect of the adoption is that the Company classifies its entire investment portfolio as available-for-sale. Accordingly, unrealized holding gains and losses on short- term investments will be carried as a separate component of stockholder's equity.

G.      CONTINGENCIES

               The Company is a defendant in two related class action lawsuits filed on behalf of two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. Plaintiffs in both cases filed an appeal to the Ninth Circuit Court. In October 1994, the Company received the opinion of the Ninth Circuit Court of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints allege principally that adverse material information was not disclosed at the time of the initial public offering in June 1988. In April 1995, the Company filed a Supreme Court brief, and in October 1995, the Company was informed that the Supreme Court declined to hear the case, returning the case to the district court for scheduling of the trial, for which the Company intends to proceed. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.


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

GENERAL

               As previously announced, the Company continues to work toward spinning out its business units into independent companies in hopes of achieving a fairer market valuation for our shareholders. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. The Company also realized revenue from sales of its disposable laser catheters that is included with procedures and maintenance fees.

               The Company began the year with approximately $14.4 million in cash and marketable securities, no debt, inventories of $1.6 million, and total assets of $22.3 million. The Company ended the quarter with approximately $16.8 million in cash and marketable securities, no debt, inventories of $1.9 million, and total assets of $25.9 million.

               Accounts receivable increased by $732,000 from December 31, 1994 to September 30, 1995 on sales of $14,365,000 due to the timing of equipment sales within the periods. In the nine months ended September 30, 1995, equipment shipments occurred near the end of the period.

               Inventories are stated net of reserves for excess and obsolescence. Management periodically reviews inventories for obsolescence and, approximately $59K of inventories were written off against reserves in the current period. Management will continue to monitor inventory and will, when necessary, adjust inventory reserves accordingly.

RESULTS OF OPERATIONS

               The Company recognized revenue of approximately $5.3 million and $14.4 million for third quarter and first nine months of 1995, an increase of 24% and 17%, respectively, compared to the corresponding periods of 1994. Equipment revenues in the three months ended September 30, 1995 increased by 502% compared to the same period in 1994, due to the shipment in 1995 of lithotripter devices, whereas in the third quarter of 1994, only equipment upgrades were shipped. The nine months ended September 30, 1995 showed a 56% increase in equipment revenues, as both the average unit selling price and the number of units shipped increased in the period. Recurring revenues from procedures, maintenance and laser catheters for the three months ended September 30, 1995 compared to the same period in the prior year decreased by 3% due to overall decreases in the laser catheter market. Offsetting most of this decline was an increase in procedures, which increased to approximately 5,350 in the third quarter of 1995 compared to 4,630 in the same period of the prior year. For the nine months ended September 30, 1995 recurring revenue increased by 3% from the same period in 1994 due to continued increases in volume of patients treated on the Medstone STS systems. Patient count in the U.S. for the 1995 period increased by 19% compared to 1994 with the number of patients treated exceeding 14,400.

               Interest income increased by 40% in the third quarter of 1995 compared to the third quarter of 1994 due to an increase of 44% on the average investment yield in 1995 and an increased average invested cash balance of $3,070,000 from period to period. For the nine months ended September 30, 1995, interest income increased by 65% from the same period of the prior year due to an increased average yield of 62% on a $3,300,000 higher average invested balance.

               Equipment cost of sales increased to 43% and 43% for the third quarter and first nine months of 1995, respectively, compared to 37% and 42% for the corresponding periods of 1994 due to the change of product mix, with more high content unit shipments occurring in 1995 when compared to the prior year. The cost of sales related to recurring revenue increased to 45% and 43% of revenues for the third quarter and first nine months of 1995, respectively, compared to 40% and 32% for the same periods in the prior year due to the Company's expanded mobile route operations and the overhead needed to service those operations.

               Research and development expenses decreased significantly during both the three and nine months ended September 30, 1995 compared to the corresponding periods of 1994, due primarily to a reduction in personnel and lower expenses for development supplies.

               Selling expenses decreased in the third quarter and first nine months of 1995 by 13% and 29%, respectively, compared to the same periods of the prior year. The decreases were attributable to lower bad debt expenses and lower product support expenses.

               General and administrative expenses decreased for the three months ended September 30, 1995 by 13% compared to the corresponding period in the prior year due to reductions in payroll and related travel expenses. For the nine months ended September 30, 1995, general and administrative expenses decreased by 20% from the same period in 1994 due to lower legal costs and lower payroll and related expenses.

               Other expenses increased in the third quarter and first nine months of 1995 compared to the same periods of the prior year due to the increase in legal costs incurred in connection with the class action lawsuit filed against the Company.

LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1995, the Company had approximately $16.8 million in cash and short-term investments. These funds were generated from the initial public offering of the Company's common stock in June 1988 and from earnings, although funds generated from operations in the first nine months of 1995 are not necessarily indicative of results to be expected for the full year. Currently, the Company's short-term capital requirements are supported by the current revenue cash flow.

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

                          MEDSTONE INTERNATIONAL, INC.

                          PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities

               None

Item 3.        Defaults upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of stockholders of the Company was held on September 21, 1995.

      (b) The election of three board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

               NAME                        FOR        WITHHOLD AUTHORITY
               ----                        ---        ------------------
               Frank R. Pope            4,496,093           20,629
               David V. Radlinski       4,496,293           20,429
               Donald John Regan        4,492,193           24,529

               The approval of the amendment of the Company's Certificate of Incorporation to effect the Company's name change from Cytocare to Medstone International, Inc.

                           For                       4,493,284
                           Against                      12,840
                           Abstain                      10,598

               The ratification of the appointment of Ernst & Young, LLP as independent accountants of the Company for the year ending December 31, 1995.

                           For                       4,506,154
                           Against                       2,425
                           Abstain                       8,143

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

               (a)        The following exhibits are included herein:

                          (11.1)            Computation of Per Share Information
                          (27)              Financial Data Schedule

               (b)        Reports on Form 8-K.

                          During the quarterly period ended September 30, 1995, the Company filed the following Current Reports on Form 8-K:

                          1. A report dated September 21, 1995, which reported the changes in Medstone's Board of Directors, the approval and amendment of the Bylaws to change the name Cytocare, Inc. to Medstone International, Inc. and the appointment of the new corporate officers of the Company.

                                   SIGNATURES


                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                    MEDSTONE INTERNATIONAL, INC.
                                                    A Delaware corporation





Date:        November 11, 1995                      Mark Selawski
                                                    ----------------------------
                                                    Mark Selawski
                                                    Chief Financial Officer
                                                    (Principal financial and
                                                    accounting officer)