Form 10-K405
period 1995-12-31
MEDSTONE INTERNATIONAL INC/
filed 1996-03-28
CIK 819939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to ______________

                         Commission File Number 0-16752

                          MEDSTONE INTERNATIONAL, INC.
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ X ]

     The number of shares of the Common Stock of the registrant outstanding as of March 11, 1996 was 5,535,909. The number of shares of Common Stock held by nonaffiliates on such date was 5,312,779 with an approximate aggregate market value of $47,815,011.

================================================================================

                                TABLE OF CONTENTS



                                                                           Page
                         Item Number and Caption Number

PART I
    Item 1.     Business..................................................    1
    Item 2.     Properties................................................    5
    Item 3.     Legal Proceedings.........................................    6
    Item 4.     Submission of Matters to a Vote of Security Holders.......    6


PART II

    Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters.........................    7
    Item 6.     Selected Financial Data...................................    8
    Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................    9
    Item 8.     Financial Statements and Supplementary Data...............   13
    Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................   13


PART III

    Item 10.    Directors and Executive Officers of the Registrant........   14
    Item 11.    Executive Compensation....................................   16
    Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management...................................   19
    Item 13.    Certain Relationships and Related Transactions............   20


PART IV

    Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.................................   21

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

          Medstone International, Inc., formerly known as Cytocare, Inc. prior to its renaming in September 1995 (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services using mobile systems in the Western United States on a fee-per-procedure basis. Medstone intends to expand efforts to grow this medical service side of its business. A majority of the Company's consolidated revenues during fiscal 1995 come from Medstone's lithotripsy business.

          In early 1996, the Company completed efforts to separate its operating business units and revenue streams into independent operations by spinning off two subsidiaries, Endocare, Inc. ("Endocare") and UroGen Corp. ("UroGen") to the Company's stockholders as of December 29, 1995. Endocare manufactures equipment and devices to treat urologic soft tissue diseases. UroGen is a development stage company in the business of developing pharmaceuticals to treat prostate cancer. Management hopes that such restructuring will benefit shareholders by bringing about operational advantages as well as more discriminating and favorable valuations of Medstone's units.

MARKETS

          As a result of the spin-offs of Endocare and UroGen, the Company operates almost exclusively at present in the market for kidney stone treatment. In the United States, it is estimated that over 600,000 persons per year suffer from kidney stones and an estimated 300,000 patients per year are hospitalized with a primary kidney stone. Historically, approximately 170,000 of these patients have been treated with shockwave lithotripsy each year.

          The share of its markets that the Company will obtain will be dependent on successful development of new products, obtaining appropriate regulatory agency approvals, market acceptance of the products, the Company's ability to market, the alternative sources of equivalent products and future developments.

PRODUCTS

          The Medstone STS ("System") is presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a PMA from the United States Food and Drug Administration ("FDA") in 1988 authorizing commercial use of the device for treating patients with kidney stones.

          A series of shockwaves are created outside the patient's body and focused to travel through water-based fluids until they enter the body and disintegrate the stone. Each successive shockwave serves to further break apart the kidney stone into smaller particles until they are small enough to be passed in the patient's urine. A treatment typically requires 1200-1600 shockwaves in a procedure which lasts 45 to 60 minutes.

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

KIDNEY STONES AND TREATMENT

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

          The Medstone STS is a minimally invasive nonsurgical treatment for stones in the kidney and ureter called extracorporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

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

PRODUCTION

          Medstone manufactures, under FDA mandated Good Manufacturing Practice ("GMP") requirements, its devices at its plant in Aliso Viejo, California. The Company moved into a new facility in March 1994. Subsequent to that move the Company was audited by the FDA and has received notification from the FDA enabling it to manufacture and market devices in the new facility. The Company has existing capacity to produce sufficient quantities of its shockwave lithotripters to support its commercial needs for the foreseeable future.

PRODUCT DEVELOPMENT

          The Company has focused its research and development on products believed to have significant commercial potential in the treatment of urological diseases, as well as developments intended to improve performance and convenience of the lithotripter system. The Company devotes significant resources to research and development, and will continue to invest significantly in proprietary products. During the years ended December 31, 1993, 1994, and 1995, the Company's expenditures for research and development totalled $2,333,421, $1,076,033, and $926,665 respectively.

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

          Medstone has obtained from the California Department of Health Services a license to manufacture medical devices and is subject to periodic inspections and other regulation by that agency.

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

PATENTS, COPYRIGHTS, TRADE SECRETS AND LICENSES

          The Company's policy is to secure and protect intellectual property rights relating to its technology. While Medstone believes that the protection of patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received or filed for certain patents or copyrights for some of the products described under "Products."

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

          Products under development by the Company are expected to address the urological market. The Company's competition will be determined in part by the particular urological disease to which the Company's potential products relate. An important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which Medstone can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities. The development by others of new treatment methods could render the Company's products under development non-competitive or obsolete.

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

SALES AND MARKETING

          The Company's current products and pipeline of products are targeted at the urology market. Medstone has a small, direct sales force, as well as independent sales representatives within the United States. Outside the United States, the Company uses a network of distributors.

          The Company generates revenue from the sale of equipment, and also from the sale of software licenses, disposable supplies, procedure fees and service contracts to hospitals, physicians, and other health care providers.

          The Company offers to hospitals, surgery centers and physician groups lithotripsy services on a fee basis. In the current cost conscious healthcare environment many facilities do not have the patient flow to justify, or the available capital to purchase a lithotripsy machine. These facilities are candidates for fee-for-service. In a fee-for-service arrangement the customer will sign a contract for a period of time, typically one to three years, and will pay a fixed fee for each patient treated on the lithotripter. Most often this service is provided by a lithotripter that is in a mobile van so a single machine can provide service over a wide geographic area. For facilities with adequate patient flow, fee-for-service can be provided with a fixed unit installed in that facility.

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

HUMAN RESOURCES

          As of March 1, 1996, Medstone had 54 employees. Of the 54 employees, 4 are engaged directly in research and development activities, 10 are engaged in manufacturing, 8 are engaged in mobile operations, 14 are engaged in field service, 11 are engaged in sales and marketing and 7 are employed in general and administrative positions.

          Although Medstone conducts most of its research and development using its own employees, the Company has funded, and plans to continue to fund, research using consultants. Consultants provide services under written agreements and are paid based on the amount of time spent on Company matters. Under their consulting agreements, Medstone's consultants are required to disclose and assign to the Company any ideas, discoveries and inventions developed by them in the course of providing consulting services.

ITEM 2.  PROPERTIES

          In March 1994, the Company took occupancy of new office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California, under an operating lease with an initial term of two years. The monthly lease rate is $12,500 through February 1996. The Company has exercised the first one year option, extending the lease term through March 1997, at a monthly lease rate of $12,862, and retains the option to extend the lease in one year increments through March 1999 for modest price increases.

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

          There is a related shareholder class action alleging claims virtually identical to those pled in the Kaplan Action discussed above. In this action entitled Kramer v. Freeman Rose, et al. ("Kramer Action"), however, plaintiff alleged an additional claim under Section 12(2) of the 1933 Securities Act, 15 U.S.C.S. Section 771(2). The Company sought and obtained a dismissal of the Kramer Action on October 7, 1991, on the ground that the claims were barred by the applicable statute of limitations. Plaintiffs filed a First Amendment Complaint on March 17, 1992. On July 9, 1992, the district court granted the Company's motion to dismiss the First Amended Complaint in the Kramer Action. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. The Kramer Action and the Kaplan Action were consolidated for purposes of appeal only.

          In October 1994, the Company received the opinion of the Ninth Circuit Court of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The Company views this lawsuit as an abusive securities suit diverting resources that could otherwise be used for technical innovation, capital investment and job creation. In April 1995, the Company filed a Supreme Court brief, and in October 1995, the Company was informed that the Supreme Court declined to hear the case, returning the case to the district court for scheduling of the trial, which has been set by the district court for May 21, 1996.

          The Company intends to proceed to trial on any remaining matters. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of shareholders was held on September 21, 1995. At the meeting Frank R. Pope, David V. Radlinski and Donald Regan were elected directors.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Prior to January 24, 1991, the Company's common stock was traded on the NASDAQ Stock Market under the symbol MSHK. On January 24, 1991, the Company changed its name to Cytocare, Inc. and began trading on the NASDAQ Stock Market under the symbol CYTI. On September 25, 1995, the Company changed its name to Medstone International, Inc. and began trading on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 1994 and December 31, 1995 as reported in the NASDAQ National Market System for the quarter indicated.


                                                        HIGH             LOW

            YEAR ENDED DECEMBER 31, 1994
            First quarter                           $   5-9/16       $   4
            Second quarter                              4-13/16          3-1/2
            Third quarter                               5-9/32           3-3/8
            Fourth quarter                              6-1/8            5

            YEAR ENDED DECEMBER 31, 1995

            First quarter                           $   6-1/8        $   5
            Second quarter                              8-5/8            5-1/2
            Third quarter                               12               7-1/2
            Fourth quarter                              12-1/2           8-7/8



          The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

          At March 11, 1996, there were 391 stockholders of record of the Company's Common Stock.

          The Company declared, on December 19, 1995, two stock dividends to stockholders of record on December 29, 1995. The Company has distributed one common share of both Endocare and of Urogen for each common share of Medstone to holders of record at the close of business on December 29, 1995. The shares represent a distribution of all the assets of these two subsidiaries of the Company which became separate public companies upon distribution which occurred on February 9, 1996. Those companies operate as separate entities as of January 1, 1996. (See Distribution to Stockholders in footnotes to the Financial Statements.)

ITEM 6.     SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share amounts)


                                                                             YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------

                                                         1995           1994         1993         1992         1991
                                                       ----------     ---------    ---------    ---------    ---------
Revenues:
   Net equipment sales                                 $    4,588     $   3,125    $   2,317    $   5,407    $   2,685
   Procedure and maintenance fees
     and laser catheters                                   12,797        12,538       10,875        7,530        6,423
   Interest and dividends                                   1,005           642          481          631          667
                                                       ----------     ---------    ---------    ---------    ---------
     Total revenues                                        18,390        16,305       13,673       13,568        9,775

Costs and expenses:
   Cost of sales                                            7,633         6,004        5,506        5,994        4,702
   Research and development                                   927         1,076        2,334        2,193          962
   Selling                                                  2,050         2,551        2,674        1,619        1,518
   General and administrative                               1,656         2,105        2,226        1,583        1,524
   Other expense                                              164            35          338          868          106
                                                       ----------     ---------    ---------    ---------    ---------
     Total costs and expenses                              12,430        11,771       13,078       12,257        8,812
                                                       ----------     ---------    ---------    ---------    ---------

Income from operations before income taxes                  5,960         4,534          595        1,311          963
Provision for income taxes                                  2,086           150           65          142          101
                                                       ----------     ---------    ---------    ---------    ---------
Net income                                             $    3,874     $   4,384    $     530    $   1,169    $     862
                                                       ==========     =========    =========    =========    =========

Earnings per share:

   Primary net income per share                        $      .70     $     .82    $     .10    $     .22    $     .18
                                                       ==========     =========    =========    =========    =========

   Fully diluted net income per share                  $      .69     $     .81    $     .10    $     .21    $     .17
                                                       ==========     =========    =========    =========    =========

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)
                                                                                 DECEMBER 31
                                                       ---------------------------------------------------------------
                                                          1995          1994           1993        1992         1991
                                                       ----------     ---------    ---------    ---------    ---------
Working capital                                        $   18,465     $  16,658    $  12,406    $  11,434    $  10,373
Total assets                                               25,910        22,260       17,709       17,817       17,217
Total liabilities                                           3,753         2,809        2,935        3,707        4,365
Stockholders' equity                                       22,157        19,451       14,774       14,110       12,852

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Medstone manufactures, markets and maintains lithotripters, and expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. On December 19, 1995, the Company declared two stock dividends, payable to stockholders of record on the close of trading on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company. Effective with the start of business on January 1, 1996 these two companies will no longer be a part of the Medstone International operations, as Medstone will distribute to its shareholders all outstanding common stock of each company, retaining only 100,000 shares of each company. These two companies will become separate, publicly-held companies. The Company will distribute 5,516,528 shares of each company, and as of February 9, 1996, Medstone's transfer agent has effected the distributions.

          In March 1994, the Company moved into a smaller, more efficient facility at a substantial cost saving. This move did require a PMA supplement to be filed with the FDA and an audit from the FDA. The Company received notification from the FDA that the PMA Supplement was approved for manufacturing at the new facility. The Company received the benefit of a full year of cost savings in 1995 as a result of this move.

          The Company as a manufacturer of capital medical devices has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using six mobile systems in the Western United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

          By most financial indicators the Company is in a strong financial position. The Company has just completed 1995 reporting increased revenue and pretax income compared to 1994. With a positive cash flow, stable inventories, a conservative asset acquisition strategy, and no long-term debt, the balance sheet ratios have improved.

          The Company began the year with approximately $14.4 million in cash and marketable securities, no debt, inventories of $1.6 million, and total assets of $22.3 million. The Company ended the year with approximately $17.6 million in cash and marketable securities, no debt, inventories of $1.8 million, total assets of $25.9 million as well as five consecutive profitable years.

          Through its continuing research and development, management of the Company is putting in place the scientific and engineering base it believes is necessary to carry it through the next phases of its growth plans.

          The Company is a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. In October 1994, the Company received the opinion of the Ninth Circuit of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints principally allege that adverse material information was not disclosed at the time of the initial public offering in June 1988. In April 1995, the Company filed a Supreme Court brief, and in October 1995, the Company was informed that the Supreme Court declined to hear the case, returning the case to the district court for scheduling of the trial, which has been set by the district court for May 21, 1996. (See Item 3. Legal Proceedings). The Company intends to proceed to trial on any remaining matters. The ultimate outcome of the litigation cannot presently be determined but the Company expects to spend in excess of $1 million in defense of these suits. No provision for any liability that may result, if any, has been made in the financial statements.

          From time to time, the Company is subject to legal actions and claims for personal injuries or property damage related to patients who use its products. The Company has obtained a liability insurance policy providing coverage for product liability and other claims. Management does not believe that the resolution of any current proceedings will have a material financial impact on the Company or the consolidated financial statements.

          ASSETS

          Cash and equivalents and short-term investments increased by $3,193,000 at December 31, 1995 from December 31, 1994 due to the Company's increased sales and continued efforts to streamline operations. All of the Company's invested cash balance is invested in U.S. Treasury Bills at rates of 5.1% to 6.7% with staggered maturities through November of 1996.

          Accounts receivable decreased by $316,000 from December 31, 1994 to December 31, 1995 due to the collection of several large receivable balances from the prior year end and no major unit receivables at the end of 1995. Receivables of $50,000 were written off against the accounts receivable reserves during 1995.

          Prepaid expenses and other current assets increased by $125,000 in the current year due to increased interest receivable on the Company's Treasury Bill investments.

          Fixed assets decreased by $194,000 from December 31, 1994 to December 31, 1995 primarily as a result of sales of mobile vans used in the mobile lithotripsy operations, partially offset by the addition of lower cost vans.

          Other assets increased by $393,000 in the current year due to deposits for the manufacture of new mobile vans to be delivered in 1996.

          LIABILITIES

          Accounts payable at December 31, 1995 decreased by $128,000 compared to December 31, 1994 due to payment of past legal fees to the Company's counsel for the class action litigation.

          Accrued expenses decreased by $134,000 from December 31, 1994 to December 31, 1995 due to the final payment to a former distributor for the Company's products in fulfillment of a settlement agreement reached in 1992.

          Accrued income taxes decreased $500,000 in the current year due to the recognition of the current year tax provision less prepayments.

          Accrued payroll expenses at December 31, 1995 decreased by $203,000 compared to December 31, 1994 due to a decreased bonus pool for the current year and lower commissions earned in the current year.

          Deferred revenue increased $84,000 in the current year due to the increased number of sites under maintenance contract.

          Customer deposits at December 31, 1995 decreased by $39,000 compared to December 31, 1994 due to the realization of revenue earned in 1995 which had been deferred previously.

          Dividends payable at December 31, 1995 increased by $1,966,000 due to the declaration of a stock dividend for shareholders of record as of December 29, 1995. Each shareholder of the Company received a share of Common Stock of both Endocare and Urogen.

          SHAREHOLDERS' EQUITY

          Additional paid-in-capital increased $880,000 in the current year due to the exercise of common stock options held by employees and associated tax benefits.

          Notes receivable for stock purchases increased by $135,000 due to a note issued by an officer of the Company for payment of stock option exercises.


RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared to Year ended December 31, 1994

          Total revenues increased to $18.4 million for the year ended December 31, 1995, a 13% increase from the 1994 revenues of $16.3 million. The increased net equipment sales resulted from an increase in both lithotripsy systems shipped, and an increase in the average lithotripter unit selling price. This equipment revenue gain was slightly offset by a decline in 1995 of upgrades in the Company's installed base of lithotripters from 1994 levels.

          Revenue from procedure and maintenance fees, or recurring revenue, increased in 1995 by $.3 million, or 2%, from 1994 levels due to the continued expansion of the Company's mobile lithotripsy services and increased revenue from the procedure fees on third-party owned equipment offset by major declines in the laser catheter revenues. Revenues from mobile lithotripsy services increased by $1.3 million or 41% as the volume on the Company's vans increased by 41% in 1995 compared to the number of patients treated in 1994. Procedure revenue increased by 4% in 1995 as the utilization for the Company's equipment owned by third parties continued to increase. The number of procedures performed on third-party owned lithotripters in the United States increased by 13% from 1994 to 1995. Several Endocare product introductions in the fourth quarter of 1995 added $273,000 of revenues for 1995. Offsetting these gains was a 70% decrease in 1995 revenues from the laser catheters due to both lower unit shipments and prices, as this market matures.

          Interest income in 1995 increased by 56% from 1994 levels due to increases in both average invested cash balances, due to higher cash flow from operations, and higher yields due to the interest rate increases as a result of market conditions.

          Cost of equipment sales in 1995 increased by 83% from 1994 due to the increased number of unit shipments and the sale of higher cost van units. Gross margins on equipment and equipment upgrades decreased due to the combination of higher cost units and lower upgrade volume.

          Cost of recurring revenues increased in 1995 by $689,000 from 1994 due to the Company's continued expansion of its mobile lithotripsy services and the requisite equipment investment and expenses related to their operations. Maintenance material costs increased by 37% due to the higher number of units under contract.

          Research and development costs decreased in 1995 compared to the same period in 1994 due to the lower headcount associated with the refined research group.

          Selling expenses decreased in 1995 compared to the same period in the prior year, due to the decreased commission expenses for the lower laser catheter product sales and lower training expenses.

          General and administrative expenses decreased in 1995 compared to the same period in 1994 due to the lower headcount and expenses relating to the scaled down Endocare operation.

          Other expenses increased primarily due to the expenses associated with the Company's increased effort in preparation of defense of the class-action lawsuit scheduled for trial in May 1996.

          The Company's tax provision increased by $1.9 million from 1994 to 1995 due to the booking in 1994 of deferred tax assets and the Company providing for taxes at approximately statutory rates in 1995.

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

          Revenue from procedure and maintenance fees, or recurring revenue, increased in 1994 by $1.7 million, or 15%, from 1993 levels due to the continued expansion of the Company's mobile lithotripsy services and increased revenue from the procedure fees on third-party owned equipment. The volume on mobile lithotripsy services in the Company's vans increased by 81% in 1994 compared to the number of patients treated in 1993. Procedure revenue increased by 18% in 1994 as the utilization for the Company's equipment owned by third parties continues to increase. The number of procedures performed on third party-owned lithotripters in the United States increased by 27% from 1993 to 1994. The decrease in 1994 revenues from the laser catheters was due to lower unit prices.

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

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1995, the Company had cash and short-term investments of approximately $17.6 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988, in which 1,150,000 shares of common stock were issued for net proceeds of approximately $12.9 million. Cash generated from the offering and from operations financed substantial increases in levels of inventory, capital assets and was used to retire debt.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                 The following are the directors of the Company:

     NAME                   AGE       PRINCIPAL OCCUPATION
     ----                   ---       --------------------

     David V. Radlinski      51       Chairman of the Board and
                                      Chief Executive Officer of the Company

     Frank R. Pope           45       General Partner
                                      Technology Funding

     Donald J. Regan         61       Vice President and General Counsel
                                       Kinsell, O'Neil, Newcomb & De Dios, Inc.

          Mr. Radlinski has been the Chairman and Chief Executive Officer of the Company since September 1995. He had been the President of the Company's subsidiary, Medstone International, Inc. and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995. From July 1987 to January 1991, he was the Company's Executive Vice President of Finance, Chief Financial Officer and Secretary. From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactures computer printers.

          Mr. Pope is a general partner and officer of the Technology Funding venture capital management firms. Before joining Technology Funding in March 1981, he was a Tax Manager with the accounting firm of Coopers and Lybrand, L.L.P. Mr. Pope is a C.P.A. and a member of the California Bar.

          Mr. Regan is currently the Vice President and General Counsel of Kinsell, O'Neal, Newcomb & De Dios, Inc., a municipal investment banking firm. Mr. Regan has practiced securities, municipal finance, nonprofit corporation, real estate, and business transactions law for over thirty years. He is a member of the National Association of Bond Lawyers, has published several articles on securities law and served as a lecturer for the Practicing Law Institute. He specializes in revenue and project finance bonds. He is also a founding owner of and remains as special counsel to ARV Assisted Living, Inc., a developer of residential retirement facilities and the largest provider of assisted living services in the United States.

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

     NAME              AGE   POSITION
     ----              ---   --------

   David V. Radlinski  51    Chief Executive Officer and Chairman of the Board

   Mark Selawski       40    Chief Financial Officer and Corporate Secretary

   Thomas W. Gardner   42    Executive Vice President of Sales
                             and Marketing



          Mr. Radlinski has been currently the Chairman and Chief Executive Officer of the Company since September 1995. He had been the President of Medstone International, Inc. and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995. From July 1987 to January 1991, he was the Company's Executive Vice President of Finance, Chief Financial Officer and Secretary. From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactures computer printers.

          Mr. Selawski has been the Chief Financial Officer, Vice President of Finance and Secretary of the Company since September 1995. He had served as the Company's Manager of Planning and Analysis since joining the Company since 1988. Prior to joining the Company he held various finance management positions with several high-tech manufacturing companies.

       Mr. Gardner has been the Company's Executive Vice President of Sales and Marketing since July 1995. He served as President of Endocare, Inc. from January 1995 to July 1995. He served as the President of the Company's Medical Biology Division from March 1, 1993 to January 1995. He was a Vice President of Domestic Sales for the Company from November 1990 until February 1993. Prior to that he had served as the Vice President of Sales since November 1984.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          The Company is not aware of any director, officer, or 10% shareholder who during 1995 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who received salary and bonus payments in excess of $100,000 during fiscal 1995.


                          SUMMARY OF COMPENSATION TABLE
                                                                                             LONG TERM COMPENSATION
                                                                                -------------------------------------------------

                                                 ANNUAL COMPENSATION                     AWARDS                 PAYOUTS
                                           --------------------------------     -----------------------   -----------------------
     NAME                                                         OTHER         RESTRICTED   SECURITIES
     AND                                                          ANNUAL          STOCK      UNDERLYING    LTIP       ALL OTHER
   PRINCIPAL                    FISCAL      SALARY     BONUS   COMPENSATION      AWARDS(S)     OPTIONS    PAYOUTS    COMPENSATION
   POSITION                       YEAR       ($)(1)     ($)         ($)            ($)         (#)(2)       ($)          ($)
   ---------                    ------     -------    ------   ------------     ----------   ----------   -------    ------------
   David V. Radlinski (3)         1995     181,250       ---            ---            ---      150,000       ---             ---
   Chairman of the Board and      1994     175,000       ---            ---            ---          ---       ---             ---
   Chief Executive Officer        1993     162,500    12,500            ---            ---          ---       ---             ---

   Errol G. Payne  (4)            1995     200,000       ---            ---            ---          ---       ---             ---
   Chairman of the Board          1994     200,000       ---            ---            ---          ---       ---             ---
   and Chief Executive Office     1993     200,000       ---            ---            ---          ---       ---             ---
   (Retired)

   Mark Selawski (5)              1995      72,730     7,500            ---            ---       20,000       ---             ---
   Chief Financial Officer, Vice  1994
   President of Finance           1993
   and Secretary

   Thomas W. Gardner              1995      83,750    20,000          2,815            ---       40,000       ---             ---
   Executive Vice President of    1994      95,000       ---            ---            ---          ---       ---             ---
   Sales and Marketing            1993     127,500    12,500          1,724            ---          ---       ---             ---

---------------------------------
(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1995, 1994 and 1993 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

(2)   Options to acquire shares of Common Stock.

(3) Mr. Radlinski served as the Chief Financial Officer and Secretary of the Company until his election as Chairman of the Board and Chief Executive Officer on September 21, 1995.

(4) Mr. Payne served as Chairman of the Board and Chief Executive Officer through September 21, 1995 and resigned from the Company effective December 31, 1995.

(5) Mr. Selawski was appointed Chief Financial Officer, Vice President of Finance and Secretary on September 21, 1995.

STOCK OPTION GRANTS AND EXTENSIONS DURING 1995

     The following table provides information related to the stock options that in March 1995 had their expiration date extended one year until April 2, 1996 at the original exercise price and new options granted in 1995.


                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF
                                                                                                       STOCK PRICE
                          INDIVIDUAL EXTENSIONS AND GRANTS                                           APPRECIATION FOR
                                                                                                       OPTION TERM
---------------------------------------------------------------------------------------        ----------------------------

                                          % OF TOTAL
                             SHARES         EMPLOYEE
                           UNDERLYING       OPTIONS
                             OPTIONS       GRANTED OR     EXERCISE
                            EXTENDED      EXTENDED IN      PRICE        EXPIRATION
        NAME                   (#)        FISCAL YEAR    ($/SHARE)         DATE                5% ($)       10% ($)
        ----                   ---        -----------    ---------         ----                ------       -------

Errol G. Payne (1)                ---        ---             ---            ---                   ---           ---

David V. Radlinski             11,750          2%            4.43          4/2/96               2,603         5,205
                               25,000          4%            5.00          4/2/96               6,250        12,500
                               10,000          2%            5.00          4/2/96               2,500         5,000
                               50,000          9%            8.50         7/26/01             144,500       327,250
                              100,000         19%           10.63         9/25/01             361,250       818,125


Thomas W. Gardner               5,000          1%            5.00          4/2/96               1,250         2,500
                               40,000          7%            8.50         7/26/01             115,600       261,800

Mark Selawski                   3,000          1%            5.00          4/2/96                 750         1,500
                               20,000          4%            8.50         7/26/01              57,800       130,900



---------------------------

(1) Mr. Payne retired as Chairman of the Board and Chief Executive Officer on September 21, 1995.


STOCK OPTIONS HELD AT END OF FISCAL YEAR

         The following table provides information related to options exercised during 1995 and options held by the named executive officers at December 31, 1995.



                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                OPTIONS AT FY-END (#)          OPTIONS AT FY-END ($)(1)
                         SHARES ACQUIRED                        ---------------------------    -------------------------
       NAME              ON EXERCISE (#)   VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
    -------------------  ---------------  ------------------    -----------   -------------    -----------  -------------

    Errol G. Payne (2)      218,059           2,153,333              ---             ---             ---           ---
    David V. Radlinski      100,000             442,200           70,167         140,833         379,045        91,666
    Thomas W. Gardner        73,656             465,545            3,333          36,667           6,666        73,334
    Mark Selawski             1,504               8,678            6,278          18,333          31,917        36,666

--------------------------------------
(1) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 1995 was $10.50. Value is calculated on the basis of the difference between the option exercise price and $10.50, multiplied by the number of shares of Common Stock underlying the option.

(2) Mr. Payne resigned as Chairman of the Board and Chief Executive Officer on September 21, 1995 and subsequently exercised all available stock options.

COMPENSATION OF DIRECTORS

     The Company currently compensates Messrs. Regan and Pope for their services, in addition to reimbursement for expenses incurred by them in connection with the Company's business.

     Under the Nonemployee Director Stock Option Plan, each new nonemployee director is automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date, but will not be initially exercisable until six months after the grant date. The exercise price of each option will equal the fair market value of the underlying Common Stock on the date the option is granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board. Under this plan, Mr. Pope was granted 5,000 shares in January 1992 and Mr. Regan was granted 5,000 shares in September 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 11, 1996 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors and nominees for director, by each of the executive officers named in the Executive Compensation table above and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 11, 1996.


                                                              NUMBER OF SHARES
                                                                BENEFICIALLY        PERCENTAGE OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED(1)            OWNERSHIP
           ------------------------------------               ----------------      -------------
           Frank R. Pope(2)                                      244,458(3)(4)           4.4%
              2000 Alameda de las Pulgas
              San Mateo, CA  94402

           Technology Funding                                    237,541(3)              4.3%
              2000 Alameda de las Pulgas
              San Mateo, CA 94402

           Errol G. Payne                                        459,059                 8.3%
              100 Columbia, Suite 100
              Aliso Viejo, CA  92656

           Hathaway & Associates, Ltd.                           375,000                 6.8%
              119 Rowayton Avenue
              Rowayton, CT  06853

           David V. Radlinski(5)                                 184,637(6)              3.3%
              100 Columbia, Suite 100
              Aliso Viejo, CA  92656

           Thomas W. Gardner(5)                                  114,656(7)              2.1%
              100 Columbia, Suite 100
              Aliso Viejo, CA  92656

           Mark Selawski(5)                                        9,115(8)              (10)
              100 Columbia, Suite 100
              Aliso Viejo, CA  92656

           Donald J. Regan(2)                                      9,083(9)              (10)
              462 Stevens Avenue, Suite 308
              Solana Beach, CA  92075

           All executive officers and directors
             as a group (5 persons) (11)                          324,408               5.76%

---------------

(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)   Director of the Company.

(3) Includes 211,351 shares held by Technology Funding Partners I and 26,190 shares held by Technology Funding Partners II. Technology Funding, Inc. and Technology Funding Ltd. (together, "Technology Funding"), of which Frank R. Pope is an officer or general partner, are the managing general partners of Technology Funding Partners I and II. Technology Funding and Mr. Pope are entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Partners I and Technology Funding Partners II and therefore are deemed to be beneficial owners of such shares.

(4) Includes 4,917 shares issuable upon exercise of presently outstanding stock options under the Company's Non-employee Director Stock Option Plan.

(5)   Executive officer of the Company.

(6) Includes 80,167 shares issuable upon exercise of presently outstanding stock options. (7) Includes 6,000 shares issuable upon exercise of presently outstanding stock options. (8) Includes 7,611 shares issuable upon exercise of presently outstanding stock options. (9) Includes 2,583 shares issuable upon exercise of presently outstanding stock options.

(10) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(11) Includes 101,278 shares issuable upon exercise of presently outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed, as a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 shares of common stock of Cardiac Science, Inc.

     In June 1991, the Company agreed to loan Cardiac Science, Inc. up to $220,000 to provide working capital pursuant to the terms of a revolving note agreement. The unpaid principal amount of the loan, together with interest accrued thereon at the rate of 10% per annum, was due and payable to Medstone in December 1991. Medstone then agreed to extend this note and to loan additional amounts to Cardiac Science, Inc. As of April 30, 1992, the Company had loaned Cardiac Science, Inc. approximately $310,000. In April 1992, the Company agreed to extend its initial loan to Cardiac Science, Inc. and to loan Cardiac Science, Inc. an additional $200,000. These loans bore interest at a rate of 8% per annum, payable quarterly, and are secured by Cardiac Science's assets and were to mature on the earlier of April 1, 1995 or the closing of the initial public offering of Cardiac Science's Common Stock. Cardiac Science, Inc. has the option to pay the interest on the notes in either cash or shares of its common stock valued at $.15 per share. To pay such interest, Cardiac Science, Inc. had issued 419,054 shares of its common stock to the Company as of December 31, 1995. In connection with such loan extension and the agreement to make additional loans, Cardiac Science issued to Medstone 3,400,000 warrants to purchase shares of its common stock at $.15 per share for an aggregate exercise price of up to $510,000.

     In September 1994, Cardiac Science reached an agreement with Medstone pursuant to which, and concurrently with the closing of a Private Placement of Cardiac Science's Common Stock, (i) Medstone exercised the warrants to the extent of 2,720,000 shares, (ii) Cardiac Science utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the note, (iii) the due date for the remaining principal balance on the note ($102,000) was extended to April 1, 1996, (iv) Medstone maintains its current lien on the assets of the Company until the balance of the note is paid, (v) the expiration date for the remaining warrants to purchase 680,000 shares of Cardiac Science common stock was changed to March 31, 1996, and (vi) all outstanding unsecured obligations owing by Cardiac Science to Medstone (approximately $270,000) were satisfied by the issuance to Medstone of 1,800,000 shares of common stock and a ten year warrant to purchase 1,000,000 shares of common stock at $.001 per share. Per an oral agreement between the Company and Cardiac Science, interest payment on the note were suspended in April 1995 due to prior considerations paid during the renegotiation of the unsecured debt in 1994.

     As of December 31, 1995, Cardiac Science's outstanding note balance was $107,055, including accrued interest. A reserve of $107,055 has been provided for non-payment of the note.

     Separately, the Company advanced amounts to Cardiac Science for health insurance. These amounts were to be repaid by Cardiac Science on a month-to-month basis. As of December 31, 1995, $8,290 had been advanced to Cardiac Science. A reserve of $2,617 has been provided for non-payment of the advances.

     In September 1994, Cardiac Science received additional financing and, effective October 7, 1994, all Cardiac Science business is conducted at a location completely independent of Medstone.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                         Page
                                                                                             ----
          1. Consolidated Financial Statements
                   Report of Independent Auditors                                              22
                   Consolidated Balance Sheets at December 31, 1995 and 1994                   23
                   Consolidated Statements of Income for the
                        years ended December 31, 1995, 1994 and 1993                           24
                   Consolidated Statements of Stockholders' Equity
                         for the years ended December 31, 1995, 1994 and 1993                  25
                   Consolidated Statements of Cash Flows for the
                        years ended December 31, 1995, 1994 and 1993                           26
                   Notes to Consolidated Financial Statements                                  27

          2. Schedule to Consolidated Financial Statements
                   Schedule II - Valuation and Qualifying Accounts                             37
                   All other schedules are omitted because they are not
                   applicable or the required information is included in the
                   consolidated financial statements or notes thereto.



    (b)   REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1995.

    (c)   EXHIBITS

          EXHIBIT NO.                     DESCRIPTION
          ----------

          3.1          Certificate of Incorporation of the Company, as amended
                       (1)
          3.2          Bylaws of the Company, as amended (1)
          4.2          Specimen Certificate of the Company's Common Stock (2)
          10.26        1989 Stock Incentive Plan (3)(4)
          10.27        Non-employee Director Stock Option Plan (3)(4)
          10.28        Facility Lease on 100 Columbia (5)
          11.1         Schedule of Computation of Per Share Information (See
                       page 40 hereof)
          23.1         Consent of Independent Auditors (see page 42 hereof)
          27           Financial Data Schedule
          28.2         Form of Cytocare, Inc. Information Statement -
                       Distribution to Shareholders of Stock of Cardiac Science,
                       Inc. (6)
          28.3         Form of Medstone International, Inc. Information
                       Statement - Distribution to Shareholders of Stock of
                       Endocare, Inc. and UroGen Corp. (7)

          ---------------------------------------

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

          (7) Previously filed with the Company's current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.

                         Report of Independent Auditors

The Board of Directors
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                                       ERNST & YOUNG LLP



Orange County, California
February 14, 1996

                                           MEDSTONE INTERNATIONAL, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                         -----------------------------------------
                                                                              1995                       1994
                                                                         ---------------         -----------------
                                                      ASSETS
                                                      ------
Current assets:

     Cash and equivalents                                                $     3,108,741          $      1,261,596
     Short-term investments                                                   14,494,717                13,148,586
     Accounts receivable, less allowance for
         doubtful accounts of $207,000 and
         $257,000 in 1995 and 1994, respectively                               1,509,407                 1,825,150
     Inventories                                                               1,764,636                 1,607,090
     Deferred tax assets                                                         698,000                 1,005,000
     Prepaid expenses and other current assets                                   519,542                   394,595
                                                                         ---------------          ----------------

Total current assets                                                          22,095,043                19,242,017

Property and equipment:
     Lithotripters                                                             3,627,628                 3,775,120
     Equipment                                                                 1,637,529                 1,681,765
     Furniture and fixtures                                                    1,174,009                 1,176,072
     Leasehold improvements                                                       89,764                    89,764
                                                                         ---------------          ----------------
                                                                               6,528,930                 6,722,721
     Less accumulated depreciation and amortization                           (3,129,955)               (3,727,123)
                                                                         --------------           ---------------

         Net property and equipment                                            3,398,975                 2,995,598
                                                                         ---------------          ----------------

Other assets, net                                                                415,838                    22,500
                                                                         ---------------          ----------------
                                                                         $    25,909,856          $     22,260,115
                                                                         ===============          ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                    $       393,542          $        521,496
     Accrued expenses                                                            235,265                   368,942
     Accrued income taxes                                                        101,293                   601,776
     Accrued payroll expenses                                                    206,120                   408,884
     Deferred revenue                                                            726,260                   642,551
     Customer deposits                                                               932                    40,000
     Dividends payable                                                         1,966,216                       ---
                                                                         ---------------          ----------------
         Total current liabilities                                             3,629,628                 2,583,649

Deferred tax liabilities                                                         123,000                   225,000
Commitments and contingencies (Notes 3 and 8)

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000
     shares authorized, 5,516,528 and 4,944,603
     shares issued and outstanding at
     December 31, 1995 and 1994, respectively                                     22,066                    19,778
     Additional paid-in capital                                               18,555,983                17,675,642
     Accumulated earnings                                                      3,710,436                 1,802,325
     Stock purchase notes receivable                                            (134,800)                      ---
     Unrealized gain/(loss) on short-term investments                              3,543                   (46,279)
                                                                         ---------------          ---------------

         Total stockholders' equity                                           22,157,228                19,451,466
                                                                         ---------------          ----------------
                                                                         $    25,909,856          $     22,260,115
                                                                         ===============          ================

                             See accompanying notes



                                               MEDSTONE INTERNATIONAL, INC.

                                             CONSOLIDATED STATEMENTS OF INCOME


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------

                                                       1995                1994              1993
                                                   ------------       ------------       -------------
     Net equipment sales                        $     4,588,015    $     3,125,495     $     2,316,805
     Procedures and maintenance fees
       and laser catheters                           12,797,608         12,537,264          10,874,799
     Interest and dividend income                     1,004,655            642,058             481,319
                                                ---------------    ---------------     ---------------
         Total revenues                              18,390,278         16,304,817          13,672,923

Costs and expenses:
     Cost of equipment sales                          2,080,747          1,139,805           1,657,488
     Costs related to procedure
       and maintenance fees and
         laser catheters                              5,552,354          4,863,595           3,848,715
     Research and development                           926,665          1,076,033           2,333,421
     Selling                                          2,050,109          2,551,088           2,673,794
     General and administrative                       1,656,455          2,105,324           2,226,293
     Other expense                                      163,621             34,770             337,977
                                                ---------------    ---------------     ---------------

         Total costs and expenses                    12,429,951         11,770,615          13,077,688
                                                ---------------    ---------------     ---------------

Income before provision for
  income taxes                                        5,960,327          4,534,202             595,235
Provision for income taxes                            2,086,000            150,000              65,000
                                                ---------------    ---------------     ---------------
Net income                                      $     3,874,327    $     4,384,202     $       530,235
                                                ===============    ===============     ===============

Net income per share:

     Primary net income                         $           .70    $           .82     $           .10
                                                ===============    ===============     ===============

     Fully diluted net income                   $           .69    $           .81     $           .10
                                                ===============    ===============     ===============

Number of shares used in the computation of net income per share:

     Primary                                          5,544,831          5,350,404           5,398,257
                                                ===============    ===============     ===============
     Fully diluted                                    5,618,231          5,427,685           5,398,257
                                                ===============    ===============     ===============



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                             COMMON STOCK             ADDITIONAL     ACCUMULATED
                                           --------------------
                                           NUMBER OF                    PAID-IN        EARNINGS
                                           SHARES       AMOUNT         CAPITAL        (DEFICIT)
                                           ---------  ---------       -----------     -----------
BALANCE AT DECEMBER 31, 1992               4,821,660  $  19,287       $17,203,207     $(3,112,112)


Common stock options exercised                49,608        198           133,038             ---

Net income                                       ---        ---               ---         530,235
                                           ---------  ---------      -----------      -----------

BALANCE AT DECEMBER 31, 1993               4,871,268     19,485        17,336,245      (2,581,877)

Common stock options exercised                73,335        293           139,397             ---


Income tax benefit from stock options            ---        ---           200,000             ---

Unrealized loss on short-term
   investments                                   ---        ---               ---             ---

Net income                                       ---        ---               ---       4,384,202
                                           ---------  ---------       -----------     -----------

BALANCE AT DECEMBER 31, 1994               4,944,603     19,778        17,675,642       1,802,325

Common stock options exercised               571,925      2,288           670,341             ---

Income tax benefit from stock options            ---        ---           210,000             ---

Unrealized gain on short-term investments        ---        ---               ---             ---

Dividend declared                                ---        ---               ---      (1,966,216)

Net income                                       ---        ---               ---       3,874,327
                                           ---------  ---------       -----------     -----------

BALANCE AT DECEMBER 31, 1995               5,516,528  $  22,066       $18,555,983     $ 3,710,436
                                           =========  =========       ===========     ===========


                                                          UNREALIZED LOSS
                                          STOCK PURCHASE   ON SHORT-TERM
                                          NOTE RECEIVABLE   INVESTMENTS      TOTAL
                                          ---------------  --------------    -----
BALANCE AT DECEMBER 31, 1992              $        ---     $     ---       $14,110,382


Common stock options exercised                     ---           ---           133,236

Net income                                         ---           ---           530,235
                                          ------------     ----------       ----------

BALANCE AT DECEMBER 31, 1993                       ---           ---        14,773,853

Common stock options exercised                     ---           ---           139,690


Income tax benefit from stock options              ---           ---           200,000

Unrealized loss on short-term
   investments                                     ---        (46,279)         (46,279)

Net income                                         ---            ---        4,384,202
                                           -----------     ----------       ----------

BALANCE AT DECEMBER 31, 1994                       ---        (46,279)      19,451,466

Common stock options exercised                (134,800)           ---          537,829

Income tax benefit from stock options              ---            ---          210,000

Unrealized gain on short-term investments          ---         49,822           49,822

Dividend declared                                  ---            ---       (1,966,216)

Net income                                         ---            ---        3,874,327
                                           -----------     ----------       ----------

BALANCE AT DECEMBER 31, 1995               $ (134,800)     $    3,543      $22,157,228
                                           ==========      ==========      ===========


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                                1995                 1994                1993
                                                          ---------------      ---------------      ---------------
Cash flows from operating activities:
  Net income                                              $     3,874,327      $     4,384,202      $       530,235
  Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                            945,050              914,021            1,078,130
         Provision for doubtful accounts                              ---              140,000              272,900
         Provision for related party loan                           1,315               34,849              183,551
         Unrealized losses on short-term investments                  ---                  ---              228,316
         Changes in operating assets and liabilities:
             Accounts receivable                                  308,646             (336,390)            (538,325)
             Inventories                                         (961,695)            (616,946)            (407,889)
             Deferred taxes                                       205,000             (780,000)                 ---
             Prepaid expenses and other                          (124,947)             147,257             (214,824)
             Accounts payable                                    (127,954)            (136,231)             (94,561)
             Accrued expenses                                    (133,677)             (89,759)            (853,817)
             Accrued income taxes                                (290,483)             (26,962)              23,588
             Accrued payroll expenses                            (202,764)             101,952              (69,131)
             Deferred revenue                                      83,709              140,130               147,810
             Customer deposits                                    (39,068)              28,203              (51,131)
                                                          ---------------      ---------------      ---------------
             Net cash provided by operating activities          3,144,121            3,763,576              309,475
                                                          ---------------      ---------------      ---------------
Cash flows from investing activities:

  Purchases of investments available for sale                 (18,744,464)         (23,165,800)                 ---
  Proceeds from sales of investments available for sale        17,448,155           19,122,614                  ---
  Related party loan                                                5,782              (39,774)            (112,500)
  Purchases of property and equipment                          (1,220,503)          (1,009,218)            (998,261)
  Disposals of property and equipment                             676,225               40,145              451,614
                                                          ---------------      ---------------      ---------------
             Net cash used in investing activities             (1,834,805)          (5,052,033)            (659,147)
                                                          ---------------       --------------       --------------

Cash flows from financing activities-
  proceeds from issuance of common stock                          537,829              139,690              133,236

Net increase (decrease) in cash and equivalents                 1,847,145           (1,148,767)            (216,436)
Cash and equivalents at beginning of year                       1,261,596            2,410,363            2,626,799
                                                          ---------------      ---------------      ---------------
Cash and equivalents at end of year                       $     3,108,741      $     1,261,596      $     2,410,363
                                                          ===============      ===============      ===============

Supplemental cash flow disclosures:
Cash paid during the year for:
     Income taxes                                         $     2,173,390      $       956,962      $        68,268

Supplemental schedule of noncash investing
and financing activities:
     Tax benefit of employee stock options                $       210,000      $       200,000      $           ---
     Dividends declared                                   $     1,966,216      $           ---      $           ---



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

1.     ORGANIZATION AND OPERATIONS OF THE COMPANY

       Medstone International, Inc. ("Medstone"), (formerly Cytocare, Inc. prior to renaming on September 21, 1995) was incorporated in Delaware in October 1984.

       The Company designs, manufactures and markets the Medstone STSTM Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the Systems.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of consolidation

       The consolidated financial statements include the accounts of the Company, Endocare, Inc., UroGen, Corp. and Medstone Sales Corporation, a foreign sales corporation.

       Reclassifications

       Certain prior period balances have been reclassified to conform with the December 31, 1995 presentation.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts.

       Statement of cash flows

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       The Company had net non-cash transfers of inventory into fixed assets of $804,000, $630,000 and $168,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

       Short-term Investments

       Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

       The Company invests primarily in U.S. government securities, and corporate obligations. As of December 31, 1995 and December 31, 1994, investments are summarized as follows:


                                                     GROSS             GROSS
                                                   UNREALIZED       UNREALIZED           FAIR
                                    COST             GAINS             LOSS              VALUE
                                --------------     ----------      -----------    ---------------
   1995
   U.S. Treasury Bills          $   14,489,267     $    5,450     $       ---     $    14,494,717

   1994
   U.S. Treasury Bills              13,194,865            ---          46,279          13,148,586


       Gross realized gains and losses were $0 and $0, respectively in 1995 and 1994.

       The amortized cost and estimated fair value of investments at December 31, 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.


                                       COST             FAIR VALUE
                                  --------------      --------------

     Due in one year or less      $   14,489,267      $   14,494,717


       Concentrations of credit risk

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company's marketable securities consist principally of U.S. Treasury Bills.

       The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 34% of accounts receivable at December 31, 1995.

       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                    December 31,
                                       -------------------------------------
                                               1995                 1994
                                       -----------------    ----------------
         Raw materials                 $       1,235,161    $      1,194,369
         Work in process                         190,002             181,416
         Finished goods                          339,473             231,305
                                       -----------------    ----------------
                                       $       1,764,636    $      1,607,090
                                       =================    ================


       Property and equipment

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

       Advertising

       The Company expenses advertising costs including promotional literature, brochures and trade shows, as incurred. Advertising expense was $124,000, $156,000 and $298,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

       Stock options

       In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123 "Accounting for Stock-based Compensation." The Company currently accounts for stock options per the requirements contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and the Company will make its election in 1996 as to its method of accounting for stock-based compensation.

3.     COMMITMENTS

       In March 1994, the Company took occupancy of new office, manufacturing, engineering, warehouse space, and research and development laboratories under an operating lease with an initial term of two years. The monthly lease rate is $12,500 through February 1996. The Company has exercised the first one year option, extending the lease term through March 1997, at a monthly lease rate of $12,862, and retains the option to extend the lease in one year segments through March 1999 for modest price increases. The future minimum lease payments under the lease are as follows:



                                                       Minimum Rental
                                                       --------------

                  1996                             $          155,000
                  1997                             $           26,000



       Total net rent expense under all operating leases for the years ended December 31, 1995, 1994 and 1993 was $152,000, $237,000, and $495,000,
respectively.

4.     INCOME TAXES

       The provision for income taxes consists of the following:


                                               YEAR ENDED             YEAR ENDED              YEAR ENDED
                                             DECEMBER 31, 1995      DECEMBER 31, 1994       DECEMBER 31, 1993
                                             -----------------      -----------------       -----------------
         Current:
           Federal                           $       1,631,000      $       1,256,000       $           84,000
           State                                       299,000                 45,000                   15,000
           Utilization of tax credits                  (49,000)              (373,000)                 (34,000)
                                             ----------------       ----------------        -----------------
              Total Current                          1,881,000                928,000                   65,000
                                             -----------------      -----------------       ------------------

         Deferred:
           Federal                                      55,000               (484,000)                     ---
           State                                       150,000               (294,000)                     ---
                                             -----------------      ----------------        ------------------
              Total deferred                           205,000               (778,000)                     ---
                                             -----------------      ----------------        ------------------
         Provision for
           income taxes                      $       2,086,000      $         150,000       $           65,000
                                             =================      =================       ==================


       The following is a reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                                YEAR ENDED             YEAR ENDED               YEAR ENDED
                                             DECEMBER 31, 1995      DECEMBER 31, 1994       DECEMBER 31, 1993
                                             ------------------     ------------------      -----------------
         Income tax (benefit) at the
           statutory rate                    $       2,027,000      $       1,542,000       $          202,000
         State income taxes
           (net of federal benefit)                    264,000              (164,000)                   36,000
         Change in valuation allowance                     ---              (775,000)                      ---
         Losses (with) current
           tax benefit                                     ---                    ---                (121,000)
         Tax credits (with) current benefit                ---              (373,000)                 (34,000)
         Accruals (with) tax benefit                 (211,000)                    ---                 (29,000)
         Other                                           6,000               (80,000)                   11,000
                                             -----------------      ----------------        ------------------
         Provision for income
           taxes                             $       2,086,000      $         150,000       $           65,000
                                             =================      =================       ==================



       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                    DECEMBER 31, 1995        DECEMBER 31, 1994
                                                                    -----------------       ------------------

         DEFERRED TAX ASSETS:

         Accruals not currently deductible for tax                  $      684,000          $      888,000
         Net operating loss carryforward                                       ---                  58,000
         Credit for increasing research activities                             ---                  50,000
         Depreciation                                                          ---                     ---
         Other credits                                                      14,000                   9,000
                                                                    --------------          --------------
            Net deferred assets                                            698,000               1,005,000
                                                                    --------------          --------------

         Depreciation                                                      123,000                 225,000
                                                                    --------------          --------------
            Total gross deferred tax liabilities                           123,000                 225,000
                                                                    --------------          --------------

         Net deferred tax assets and liabilities                    $      575,000          $      780,000
                                                                    ==============          ==============



5.     STOCK OPTIONS

       In 1987, the Company adopted the 1987 Stock Option Plan (1987 Plan) under which options could be granted to key employees or directors of the Company by a committee appointed by the Company's Board of Directors (the Committee) to purchase up to 476,323 shares of the Company's common stock. The exercise prices for options granted under the 1987 Plan were equal to the fair market value of the common stock on the date of grant. During 1988 and 1989, the Committee granted options which generally become exercisable with respect to 1/60th of the issuable shares for each elapsed month during the five-year period commencing with dates determined by the Committee. All options granted in 1988 and 1989 terminate one year after the end of the five-year period. In June 1989, the Company terminated the 1987 Plan as to the granting of additional options. In February 1995, the termination date of the remaining

39,750 options exercisable under this Plan was extended for an additional year from the previously extended termination date.

       In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. As of December 31, 1995, 633,998 options for shares of common stock had been granted and are outstanding under this plan.

       In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. As of December 31, 1995, 10,000 options for shares of common stock had been granted under this plan.

       Stock option activity under the Company's plans is summarized as follows:



                                                       YEAR ENDED             YEAR ENDED             YEAR ENDED
         NUMBER OF OPTIONS                           DECEMBER 31, 1995      DECEMBER 31, 1994     DECEMBER 31, 1993
         -----------------                           ------------------    ------------------    ------------------
         Outstanding, beginning of year                       839,948              946,251                997,079
         Granted                                              535,500               43,000                119,834
         Exercised                                           (571,925)             (73,335)               (49,608)
         Cancelled                                           (119,775)             (75,968)              (121,054)
                                                     ----------------       ---------------      ----------------
         Outstanding, end of year                             683,748              839,948                946,251
                                                     ================      ===============       ================

         OPTION PRICE PER SHARE

         Granted                                       $8.50 - $11.88                $5.47          $5.00 - $5.50
         Exercised                                      $1.31 - $5.50        $1.31 - $5.00          $1.31 - $5.00
         Outstanding, end of year                      $1.31 - $11.88        $1.31 - $5.50          $1.31 - $5.50



       At December 31, 1995, 1994 and 1993, the number of unoptioned shares reserved and available for issuance under the plans was 999,785, 880,085 and 776,782, respectively. Outstanding options for 181,753 shares were exercisable at December 31, 1995.

6.     EMPLOYEE BENEFIT PLAN

       In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the Board of Directors. No such contributions were made to the plan during the years ended December 31, 1995, 1994 and 1993.

7.     MAJOR CUSTOMERS AND FOREIGN SALES

       During the year ended December 31, 1995 no single customer accounted for 10% or more of total revenues and the Company derived 9% of its total revenues from sales to foreign customers. During the year ended December 31, 1994, one foreign customer accounted for 10% of total revenues of the Company and the Company derived 13% of its total revenues from sales to foreign customers. During the year ended December 31, 1993, no single customer accounted for 10% or more of the total revenues and the Company derived 8% of its total revenues from sales to foreign customers.

8.     CONTINGENCIES

       The Company is a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. In October 1994, the Company received the opinion of the Ninth Circuit of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints allege principally that adverse material information was not disclosed at the time of the initial public offering in June 1988. In April 1995, the Company filed a Supreme Court brief, and in October 1995, the Company was informed that the Supreme Court declined to hear the case, returning the case to the district court for scheduling of the trial, which has been set by the district court for May 21, 1996. The Company intends to proceed to trial on any remaining matters. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result, if any, has been made in the financial statements.

       From time to time, the Company is subject to legal actions and claims for personal injuries or property damage related to patients who use its products. The Company has obtained a liability insurance policy providing coverage for product liability and other claims. Management does not believe that the resolution of any current proceedings will have a material financial impact on the Company or the consolidated financial statements.

9.     RELATED PARTY TRANSACTIONS

       During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 shares of common stock of Cardiac Science, Inc.

       In June 1991, the Company agreed to loan Cardiac Science, Inc. up to $220,000 to provide working capital pursuant to the terms of a revolving note agreement. The unpaid principal amount of the loan, together with interest accrued thereon at the rate of 10% per annum, was due and payable to Medstone in December 1991. Medstone then agreed to extend this note and to loan additional amounts to Cardiac Science, Inc. As of April 30, 1992, the Company had loaned Cardiac Science, Inc. approximately $310,000. In April 1992, the Company agreed to extend its initial loan to Cardiac Science, Inc. and to loan Cardiac Science, Inc. an additional $200,000. These loans bore interest at a rate of 8% per annum, payable quarterly, are secured by Cardiac Science's assets and were to mature on the earlier of April 1, 1995 or the closing of the initial public offering of Cardiac Science's common stock.

       In September 1994, Cardiac Science completed a private placement offering, and in conjunction with that offering, the Company exercised warrants to purchase 2,720,000 shares of Cardiac Science Common Stock at $.15 per share. The proceeds of $408,000 were used to pay down a portion of the loans described above. The due date for the remaining principal balance of $102,000 has been extended to April 1, 1996. The expiration date for the remaining warrants was changed to March 31, 1996. In addition, the Company was issued 1,800,000 shares of Cardiac Science Common Stock and a ten year warrant to purchase 1,000,000 shares at $.001 per share in full payment of unsecured obligations of approximately $176,000. At December 31, 1995, $107,055, which includes accrued interest, has been loaned to Cardiac Science. A reserve of $107,055 has been provided for non-payment of the loan.

       As of December 31, 1995, the Company held warrants to purchase 680,000 shares of Cardiac Science's common stock at $.15 per share which expire March 31, 1996 and warrants to purchase 1,000,000 shares at $.001 per share, which expire September 10, 2004.

       Separately, the Company advanced amounts to Cardiac Science for health insurance. These amounts are to be repaid by Cardiac Science on a month-to-month basis. As of December 31, 1995, $8,290 had been advanced to Cardiac Science. A reserve of $2,617 has been provided for non-payment of the advances.

       Effective March 15, 1994, all Cardiac Science business is conducted at a location completely independent of Medstone. This will insure that Cardiac Science cannot be perceived as lacking autonomy over its own business and technical operations.

10.    DISTRIBUTION TO SHAREHOLDERS

       On December 19, 1995, the Company declared two stock dividends, payable to stockholders of record on the close of trading on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company. Effective with the start of business on January 1, 1996 these two companies will no longer be a part of the Medstone International operations, as Medstone will distribute to its shareholders all outstanding common stock of each company, retaining only 100,000 shares of each company. These two companies will become separate, publicly-held companies. The

Company will distribute 5,516,528 shares of each company, and as of February 9, 1996, Medstone's transfer agent has effected the distributions.

       Endocare develops, manufacturers and markets devices to treat urological diseases. Endocare began as a department and was later formed as a division of Medstone International, Inc. to continue the research and development efforts of Medstone in the treatment of urological disorders and to focus on new product development. In addition to enhancing Medstone's existing lithotripsy products, the research and development conducted by Endocare has produced several products outside of Medstone's core business of lithotripsy. Products include its Prolase(R) side firing laser catheter and electrosurgical devices designed to treat urological tissue and its CryoCare(TM) System, which is currently in clinical trials. The common theme for all Endocare product development is innovative design, minimally invasive and outpatient-oriented procedures, and cost effective solutions for the marketplace. Endocare's goal is to continue to find better surgical solutions for better patient care in the area of urologic disease. Following the Distribution, Endocare will also continue to perform research and development for Medstone.

       Urogen was formed from the medical biology and small molecule pharmaceuticals division of Medstone to continue the effort, started in 1991, to develop pharmaceuticals to treat diseases in urology, with a particular interest in prostate cancer. In conjunction with leading cancer research centers and universities, UroGen will pursue opportunities to develop new therapies including drugs to stimulate the immune systems, and novel small molecules. To assist urologists in effective disease management, Urogen will also seek opportunities in diagnostics, particularly prostate cancer.

       Medstone, as part of the distribution of Endocare, will forgive intercompany debt of $2,831,364 and contribute $500,000 in cash and net other assets of $803,133 to Endocare. As part of the distribution of Urogen, Medstone will forgive intercompany debt of $3,888,875 and contribute $500,000 in cash and net other assets of $163,082 to UroGen.

11.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The tables below set forth selected quarterly financial information for 1995 and 1994 (in thousands, except per share amounts).


        1995                        1ST QUARTER         2ND QUARTER        3RD QUARTER       4TH QUARTER
        ----                       ------------        ------------        -----------      ------------
     Net sales                     $      4,814        $      4,268        $    5,284       $      4,025
     Gross profit                         2,884               2,562             3,043              2,269
     Net income                           1,093                 916             1,211                654
     Earnings per share            $        .20        $        .17        $      .22       $        .12



        1994                        1ST QUARTER         2ND QUARTER        3RD QUARTER        4TH QUARTER
        ----                       ------------        ------------        -----------       ------------
     Net sales                     $      4,492        $      3,828        $     4,000       $      3,985
     Gross profit                         2,811               2,468              2,485              2,538
     Net income                             965                 652              1,479              1,288
     Earnings per share            $        .18        $        .12        $       .28       $        .24




       In 1994, the Company's effective tax rate was reduced by the use of net operating loss carryforwards, which were exhausted in the fourth quarter of 1994. In 1995, the Company's tax rate approximated statutory rates. (See Note
4).

                          MEDSTONE INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                                -----------------------------
                            BALANCE AT          CHARGED TO         CHARGED TO                              BALANCE AT
                            BEGINNING           COSTS AND            OTHER                                    END
DESCRIPTION                  OF YEAR             EXPENSES           ACCOUNTS           DEDUCTIONS           OF YEAR
-----------                 ----------          ----------         ----------          ----------          ----------

FOR THE YEAR ENDED
DECEMBER 31, 1995:
-----------------
Allowance for
  doubtful accounts        $   257,418       $         ---      $         ---      $       50,158      $      207,260
                           ===========       =============      =============      ==============      ==============

Allowance for
  inventory obsolescence   $   665,549       $         ---      $         ---      $       88,665      $      576,884
                           ===========       =============      =============      ==============      ==============

Allowance for
  related party loan       $   108,357       $       1,315      $         ---      $          ---      $      109,672
                           ===========       =============      =============      ==============      ==============

Allowance for investment
  in related party         $   643,000       $         ---      $         ---      $          ---      $      643,000
                           ===========       =============      =============      ==============      ==============

FOR THE YEAR ENDED
DECEMBER 31, 1994:

Allowance for
   doubtful accounts       $   168,390       $     140,000      $         ---      $       50,972      $      257,418
                           ===========       =============      =============      ==============      ==============

Allowance for
   inventory obsolescence  $   668,111       $         ---      $         ---      $        2,562(a)   $      665,549
                           ===========       =============      =============      ==============      ==============

Allowance for
   related party loan      $   693,072       $      34,849      $         ---      $      619,564(c)         $108,357
                           ===========       =============      =============      ==============      ==============

Allowance for investment
   in related party        $    23,436       $         ---      $         ---      $    (619,564)(c)         $643,000
                           ===========       =============      =============      ==============      ==============


FOR THE YEAR ENDED
DECEMBER 31, 1993:

Allowance for
  doubtful accounts        $   746,368       $     272,900      $         ---      $      850,878(b)   $      168,390
                           ===========       =============      =============      ==============      ==============

Allowance for
  inventory obsolescence   $   678,123       $         ---      $         ---      $       10,012(a)   $      668,111
                           ===========       =============      =============      ==============      ==============

Allowance for
  related party loan       $   509,521       $     183,551      $         ---      $          ---      $      693,072
                           ===========       =============      =============      ==============      ==============

Allowance for investment
   in related party        $       ---       $      23,436      $         ---      $          ---      $       23,436
                           ===========       =============      =============      ==============      ==============


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

                                         MEDSTONE INTERNATIONAL, INC.

                                         By:  DAVID V. RADLINSKI
                                            ---------------------------
                                              David V. Radlinski
                                              Chief Executive Officer

Dated:  March 22, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 1996.


          SIGNATURE                                      TITLE
          ---------                                      -----

                                                 Chairman of the Board and
                                                  Chief Executive Officer
        DAVID V. RADLINSKI                            and Director
   ---------------------------                 (Principal Executive Officer)
        David V. Radlinski



          MARK SELAWSKI                           Chief Financial Officer
   ---------------------------      (Principal Financial and Accounting Officer)
          Mark Selawski



        DONALD REGAN                                     Director
   ---------------------------
        Donald Regan



        FRANK POPE                                       Director
   ---------------------------
        Frank Pope

                          MEDSTONE INTERNATIONAL, INC.
                      COMPUTATION OF PER SHARE INFORMATION



                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                     1995                1994               1993
                                                 ------------       ------------       ------------
Earnings:
  Net income ...............................     $  3,874,327       $  4,384,202       $    530,235
                                                 ============       ============       ============
Computation of primary per share information:
  Shares:
     Weighted average number
        of shares outstanding...............        5,256,486          4,912,620          4,851,779
     Add effect of outstanding
        options and warrants (a)............          288,345            437,784            546,478
                                                 ------------       ------------       ------------
Number of shares outstanding, as
     adjusted...............................        5,544,831          5,350,404          5,398,257
                                                 ============       ============       ============
     Primary earnings per share.............     $        .70       $        .82       $        .10
                                                 ============       ============       ============
Computation of fully diluted per
share information:
  Shares:
     Weighted average number
        of shares outstanding...............        5,256,486          4,912,620          4,851,779
     Add effect of outstanding
        options and warrants (a)............          361,745            515,065            546,478
                                                 ------------       ------------       ------------
     Number of shares outstanding as
        adjusted............................        5,618,231          5,427,685          5,398,257
                                                 ============       ============       ============

     Fully diluted earnings per share ......     $        .69       $        .81       $        .10
                                                 ============       ============       ============

-----------

(a)  As determined by the application of the treasury stock method.

                                                                   Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-32890, 33-32891, 33-45470 and 33-32892) pertaining to the 1987
Stock Option Plan and the 1989 Stock Incentive Plan (as amended), and the Nonemployee Director Stock Option Plan of Medstone International, Inc. of our report dated February 14, 1996, with respect to the consolidated financial statements and schedule of Medstone International, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1995.



                                                              ERNST & YOUNG LLP



Orange County, California
February 14, 1996