Form 10-Q
period 1996-03-31
MEDSTONE INTERNATIONAL INC/
filed 1996-05-08
CIK 819939

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended         MARCH 31, 1996
                                       -----------------------------------

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -------------------

                        Commission file number 0-16752


                         MEDSTONE INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   DELAWARE                                  66-0439440
- ------------------------------------------------       -------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)


100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA               92656
- ------------------------------------------------       -------------------------
    (Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code:       (714) 448-7700
                                                       -------------------------


                                NOT APPLICABLE
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed, since last report)


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

The number of shares of the Common Stock of the registrant outstanding as of May 2, 1996 was 5,573,594.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                                                                                Page No.
                                                                                --------
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
                March 31, 1996 (Unaudited) and December 31, 1995                   3

           Condensed Consolidated Statements of Income (Unaudited)
                Three Months Ended March 31, 1996 and 1995                         4

           Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                Three Months Ended March 31, 1996                                  5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended March 31, 1996 and 1995                         6

           Notes to Unaudited Condensed Consolidated Financial Statements          7


Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         10


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.    Legal Proceedings                                                      13

Item 2.    Changes in Securities                                                  13

Item 3.    Defaults Upon Senior Securities                                        13

Item 4.    Submission of Matters to a Vote of Security Holders                    13

Item 5.    Other Information                                                      13

Item 6.    Exhibits and Reports on Form 8-K                                       13

Signatures                                                                        14

                          MEDSTONE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                        MARCH 31,           DECEMBER 31,
                                          ASSETS                          1995                  1995
                                          ------                       -----------          ------------
                                                                       (Unaudited)
Current assets:
    Cash and equivalents                                               $ 1,668,443          $ 3,108,741
    Short-term investments                                              14,678,534           14,494,717
    Accounts receivable, less allowance for
         doubtful accounts of $160,000 and
         $257,000 in 1996 and 1995, respectively                         1,948,354            1,509,407
    Inventories                                                          1,398,733            1,764,636
    Deferred tax assets                                                    698,000              698,000
    Prepaid expenses and other current assets                              421,370              519,542
                                                                       -----------          -----------

Total current assets                                                    20,813,434           22,095,043

Property and equipment, at cost                                          6,893,925            6,528,930

    Less accumulated depreciation and amortization                      (2,757,045)          (3,129,955)
                                                                       -----------          -----------

         Net property and equipment                                      4,136,880            3,398,975

Other assets, net                                                          323,394              415,838
                                                                       -----------          -----------
                                                                       $25,273,708          $25,909,856
                                                                       ===========          ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
    Accounts payable                                                   $   494,147          $   393,542
    Accrued expenses                                                       293,463              235,265
    Accrued income taxes                                                   462,341              101,293
    Accrued payroll expenses                                               233,212              206,120
    Deferred revenue                                                       834,883              726,260
    Customer deposits                                                           --                  932
    Dividends payable                                                           --            1,966,216
                                                                       -----------          -----------
        Total current liabilities                                        2,318,046            3,629,628

Deferred tax liabilities                                                   123,000              123,000
Commitments and contingencies (Notes 3 and 8)

Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
       shares authorized, 5,535,909 and 5,516,528
       shares issued and outstanding at
       March 31, 1996 and December 31, 1995, respectively                   22,144               22,066
    Additional paid-in capital                                          18,620,767           18,555,983
    Accumulated earnings                                                 4,327,750            3,710,436
    Stock purchase notes receivable                                       (134,800)            (134,800)
    Unrealized gain/(loss) on short-term investments                        (3,199)               3,543
                                                                       -----------          -----------

        Total stockholders' equity                                      22,832,662           22,157,228
                                                                       -----------          -----------
                                                                       $25,273,708          $25,909,856
                                                                       ===========          ===========

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                     1996             1995
                                                                  ----------        ----------
Revenues:
   Net equipment sales  . . . . . . . . . . . . . . . . . .       $  787,500        $1,395,165
   Procedures and maintenance fees  . . . . . . . . . . . .        3,090,780         2,872,125
   Laser catheters  . . . . . . . . . . . . . . . . . . . .               --           316,321
   Interest income  . . . . . . . . . . . . . . . . . . . .          224,054           230,241
                                                                  ----------        ----------
    Total revenues  . . . . . . . . . . . . . . . . . . . .        4,102,334         4,813,852

Costs and expenses:
   Cost of equipment sales  . . . . . . . . . . . . . . . .          416,524           586,817
   Costs of procedures and maintenance fees . . . . . . . .        1,416,328         1,254,498
   Cost of laser catheters  . . . . . . . . . . . . . . . .               --            88,894
   Research and development . . . . . . . . . . . . . . . .          122,863           215,914
   Selling  . . . . . . . . . . . . . . . . . . . . . . . .          495,114           516,922
   General and administrative . . . . . . . . . . . . . . .          317,036           457,133
   Legal expense  . . . . . . . . . . . . . . . . . . . . .          367,155               996
                                                                  ----------        ----------
    Total costs and expenses  . . . . . . . . . . . . . . .        3,135,019         3,121,174
                                                                  ----------        ----------
Income before provision for income taxes    . . . . . . . .          967,314         1,692,678
Provision for income taxes  . . . . . . . . . . . . . . . .          350,000           600,000
                                                                  ----------        ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $  617,314        $1,092,678
                                                                  ==========        ==========
Earnings per share  . . . . . . . . . . . . . . . . . . . .       $      .11        $      .20
                                                                  ==========        ==========
Number of shares used in the computation of
   earnings per share . . . . . . . . . . . . . . . . . . .        5,676,863         5,437,539
                                                                  ==========        ==========





                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                              COMMON STOCK                                                 UNREALIZED
                                           ------------------               ADDITIONAL      ACCUMULATED     LOSS ON
                                           NUMBER OF             PAID-IN     EARNINGS     STOCK PURCHASE   SHORT-TERM
                                            SHARES    AMOUNT     CAPITAL    (DEFICIT)     NOTE RECEIVABLE  INVESTMENTS     TOTAL
                                           ---------  -------  -----------  ----------    ---------------  -----------  -----------
Balance at December 31, 1995               5,516,528  $22,066  $18,555,983  $3,710,436       $(134,800)      $ 3,543    $22,157,228

Common stock options exercised                19,381       78       64,784          --              --            --         64,862

Unrealized loss on short-term investments         --       --           --          --              --        (6,742)        (6,742)

Net income                                        --       --           --     617,314              --            --        617,314
                                           ---------  -------  -----------  ----------       ---------       -------    -----------

BALANCE AT MARCH 31, 1996                  5,535,909  $22,144  $18,620,767  $4,327,750       $(134,800)      $(3,199)   $22,832,662
                                           =========  =======  ===========  ==========       =========       =======    ===========




                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)

                                                             1996           1995
                                                          -----------    -----------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . $   617,314    $ 1,092,678
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . .     236,806        234,461
      Provision for related party loan  . . . . . . . . .          --            635
      Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . .    (541,363)       212,001
       Inventories  . . . . . . . . . . . . . . . . . . .     146,605       (301,087)
       Prepaid expenses and other current assets  . . . .      90,837        (92,335)
       Accounts payable and accrued expenses  . . . . . .     148,420       (30,044)
       Accrued payroll expenses . . . . . . . . . . . . .      27,092        (77,427)
       Accrued income taxes   . . . . . . . . . . . . . .     361,048        534,155
       Deferred revenue . . . . . . . . . . . . . . . . .     110,251        (51,294)
       Customer deposits  . . . . . . . . . . . . . . . .          --          5,800
       Other, net . . . . . . . . . . . . . . . . . . . .     496,584             --
                                                          -----------    -----------

   Net cash provided by (used in) operating activities  .     700,426      1,527,543
                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of investments available for sale . . . . . .  (6,657,067)    (8,009,036)
   Sale of investments available for sale . . . . . . . .   6,466,508      5,139,508
   Related party loan . . . . . . . . . . . . . . . . . .          --           (636)
   Purchase of property and equipment . . . . . . . . . .  (1,015,027)      (169,481)
   Disposals of property and equipment  . . . . . . . . .          --        212,248
                                                          -----------    -----------

   Net cash used in investing activities  . . . . . . . .  (1,205,586)    (2,827,397)
                                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock   . . . . . . .      64,862        204,814
   Dividends paid . . . . . . . . . . . . . . . . . . . .  (1,000,000)            --
                                                          -----------    -----------

   Net cash used in financing activities  . . . . . . . .    (935,138)       204,814

Net increase (decrease) in cash and equivalents . . . . .  (1,440,298)    (1,095,040)
Cash and equivalents at beginning of period   . . . . . .   3,108,741      1,261,596
                                                          -----------    -----------
Cash and equivalents at end of period . . . . . . . . . . $ 1,668,443    $   166,556
                                                          ===========    ===========

Supplemental cash flow disclosures:
   Cash paid during the period for:
    Income taxes  . . . . . . . . . . . . . . . . . . . . $     7,236    $    65,490
    Interest  . . . . . . . . . . . . . . . . . . . . . . $        --    $        --

Supplemental schedule of noncash investing
   and financing activities:
    Dividends paid  . . . . . . . . . . . . . . . . . . . $   966,216    $        --

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


A.      ORGANIZATION AND OPERATIONS OF THE COMPANY

        Medstone International, Inc. ("Medstone") (formerly Cytocare, Inc. prior to renaming on September 21, 1995) was incorporated in Delaware in October 1984. The Company designs, manufactures and markets the Medstone STS(TM) Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the Systems. The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services using seven mobile systems in the Western United States on a fee-per-procedure basis. Medstone intends to expand efforts to grow this medical service side of its business.

        On February 9, 1996, the Company distributed, as a dividend to its shareholders of record on December 29, 1995, a stock dividend for each outstanding share of the Company of one share of both Endocare, Inc. and UroGen Corp., the Company's device and drug subsidiaries.

B.      BASIS OF PRESENTATION

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1996 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year.

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

D.      INVENTORIES

        At March 31, 1996 and December 31, 1995, inventories consisted of the following:

                                            March 31, 1996  December 31, 1995
                                            --------------  -----------------
    Raw materials . . . . . . . . . .         $  905,980        $1,235,161
    Work in process . . . . . . . . .            304,846           190,002
    Finished goods  . . . . . . . . .            187,907           339,473
                                              ----------        ----------
                                              $1,398,733        $1,764,636
                                              ==========        ==========

E.      SHORT-TERM INVESTMENTS

        The Company adopted Financial Accounting Standards Board Statement No. 115 as of January 1, 1994. The effect of the adoption is that the Company classifies its entire investment portfolio as available-for-sale. Accordingly, unrealized holding gains and losses on short-term investments are carried as a separate component of stockholder's equity.

F.      CONTINGENCIES

        The Company is a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On May 4, 1992, the district court granted summary judgment in one of the actions in favor of the Company on all claims. On July 9, 1992, the district court granted the Company's motion to dismiss the second action. In October 1994, the Company received the opinion of the Ninth Circuit of Appeals affirming in part and reversing in part the United States District Court's decision granting summary judgment in favor of the Company and several officers. The complaints allege principally that adverse material information was not disclosed at the time of the initial public offering in June 1988. In October 1995, the Supreme Court declined to hear an appeal of the case and returned the case to district court for scheduling, which was set for May 21, 1996 and has been moved to October 1, 1996. The Company intends to proceed to trial on any remaining matters. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

G.      DISTRIBUTION TO SHAREHOLDERS

        On December 19, 1995, the Company declared two stock dividends, payable to stockholders of record on the close of trading on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company which were transferred to two wholly-owned corporations, Endocare, Inc. and UroGen Corp. Effective with the start of business on January 1, 1996 these two companies are no longer part of the Medstone International operations, as Medstone distributed to its shareholders almost all outstanding common stock of each company, retaining only 100,000 shares of each company. On February 9, 1996, the Company distributed 5,516,528 shares of each company and these two companies became separate publicly-held companies.

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

         Medstone, as part of the distribution of Endocare, forgave intercompany debt of $2,831,364 and contributed $500,000 in cash and net other assets of $803,133 to Endocare. As part of the distribution of Urogen, Medstone forgave intercompany debt of $3,888,875 and contributed $500,000 in cash and net other assets of $163,082 to UroGen.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996.


RESULTS OF CONSOLIDATED OPERATIONS
- ----------------------------------

GENERAL

         Medstone manufactures, markets and maintains lithotripters, and is expanding its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. On February 9, 1996, the Company distributed two stock dividends of 5,516,528 shares of Endocare, Inc. and UroGen Corp. to its stockholders of record on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company which were transferred to the two corporations. Effective with the start of business on January 1, 1996 these two companies are no longer a part of the Medstone International operations, but are separate, publicly-held companies. Medstone retained only 100,000 shares of each company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

         The Company recognized revenue of $4.1 million for the first quarter of 1996, or a 15% decrease, compared to $4.8 million during the first quarter of 1995. Equipment revenues decreased by 40% due to shipment of two systems in the first quarter of 1996 compared to three systems shipped in the first quarter of 1995. The recurring revenue stream from laser catheters decreased by $316,000 as the Company spun off the Endocare, Inc. subsidiary effective January 1, 1996 and no longer records any revenues from the laser catheter business line. Partially offsetting these declines are a 16% increase in the revenues from the Company's maintenance, procedure and fee-for-service activities as the number of patients treated on the Medstone lithotripters in the United States increased by 14% in the current period from the comparable period in the prior year.

         Interest income decreased by 3% in the three months ended March 31, 1996 compared to the same period in 1995 due to a slight decrease in market rates with comparable invested balances.

        Cost of sales on equipment sales and equipment upgrades increased to 53% of sales in the first quarter of 1996 compared to 42% of sales in the comparable quarter in 1995 due to the mix of lithotripter units and average unit selling prices. The cost of sales related to recurring revenue increased to 46% of revenues in the first quarter of 1996 from 42% of revenues in the first quarter of 1995 due to increased expenses to support the expansion of mobile lithotripsy routes outside of the west coast. As a percentage of sales revenue (excluding interest), the cost of equipment, procedures and maintenance increased to 47% for the first quarter of 1996 compared to 42% for the first quarter of 1995.

        Research and development expenses decreased by 43% during the three months ended March 31, 1996 compared to the corresponding period of 1995, primarily due to a reduction in headcount due to the spin out of Endocare, Inc. engineering group.

        Selling expenses decreased by 4% in the first quarter of 1996 when compared to 1995 primarily due to lower commission expenses only partially offset by higher payroll and travel expenses due to an expanded mobile sales force.

        As a result of the Company's spin outs, general and administrative expenses decreased by 31% in the first quarter of 1996 compared to the same quarter in the prior year due to lower headcount and lower legal costs.

        Legal expense increased during the first quarter of 1996 due to the increase in legal costs incurred in preparation for trial of the class action lawsuit filed against the Company.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        At March 31, 1996, the Company had cash and short-term investments of approximately $16.3 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988, in which 1,150,000 shares of common stock were issued for net proceeds of approximately $12.9 million. Cash generated from the offering and from operations financed substantial increases in levels of inventory and capital assets and was used to retire debt.

        The Company's long-term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the length and outcome of its existing securities litigation, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

        The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1996.

                          MEDSTONE INTERNATIONAL, INC.

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

Item 5.        Other Information
               -----------------

               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)   The following exhibits are included herein:

                     11.1  Statements re: Computation of Per Share Information
                     27    Financial Data Schedule

               (b)   Reports on Form 8-K.

                     During the quarterly period ended March 31, 1996, the Company filed the following Current Reports on Form 8-K:

                     1. A report dated February 9, 1996 whereby the Company completed distribution of the stock dividends of the Endocare, Inc. and UroGen Corp. subsidiaries.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                MEDSTONE INTERNATIONAL, INC.
                                                -------------------------------
                                                A Delaware corporation





Date:     May 8, 1996                           MARK SELAWSKI
                                                -------------------------------
                                                Mark Selawski
                                                Chief Financial Officer
                                                (Principal financial and
                                                accounting officer)