Form 10-Q
period 1996-06-30
MEDSTONE INTERNATIONAL INC/
filed 1996-08-13
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1996
                                ------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                       Commission file number  0-16752
                                               -------

                          MEDSTONE INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                     66-0439440
- --------------------------------------------------------------------------------
          (State or other jurisdiction                        (I.R.S. Employer
        of incorporation or organization)                    Identification No.)

100 COLUMBIA, SUITE 100, ALISO VIEJO,  CALIFORNIA                   92718
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:        (714) 448-7700
                                                    ----------------------------

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

The number of shares of the Common Stock of the registrant outstanding as of August 4, 1996 was 5,576,260.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

                                                                                 Page No.
                                                                                 --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
                 June 30, 1996 (Unaudited)                                              3
                 and December 31, 1995

         Condensed Consolidated Statements of Operations (Unaudited)
                 Three and Six Months Ended June 30, 1996 and 1995                      4

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                 Six Months Ended June 30, 1996                                         5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six Months ended June 30, 1996 and 1995                                6

         Notes to Unaudited Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                              9


                          PART II.    OTHER INFORMATION
                          -----------------------------

Item 1.  Legal Proceedings                                                             14

Item 2.  Changes in Securities                                                         14

Item 3.  Defaults Upon Senior Securities                                               14

Item 4.  Submission of Matters to a Vote of Security Holders                           14

Item 5.  Other Information                                                             14

Item 6.  Exhibits and Reports on Form 8-K                                              14

Signatures                                                                             15

                          MEDSTONE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                             JUNE 30,     DECEMBER 31,
                                  ASSETS                       1996           1995
                                  ------                    -----------   ------------
                                                            (Unaudited)
Current assets:
    Cash and equivalents                                    $ 4,341,408   $ 3,108,741
    Short-term investments                                    9,945,533    14,494,717
    Accounts receivable, less allowance for
         doubtful accounts of $160,000 and
         $257,000 in 1996 and 1995, respectively              3,281,530     1,509,407
    Inventories                                               1,467,167     1,764,636
    Deferred tax assets                                       2,087,000       698,000
    Prepaid expenses and other current assets                   384,029       519,542
                                                            -----------   -----------

Total current assets                                         21,506,667    22,095,043

Property and equipment, at cost                               8,355,358     6,528,930

    Less accumulated depreciation and amortization           (3,025,334)   (3,129,955)
                                                            -----------   -----------
         Net property and equipment                           5,330,024     3,398,975

Goodwill, net of accumulated amortization                     1,132,832           ---
Other assets, net                                               282,908       415,838
                                                            -----------   -----------
                                                            $28,252,431   $25,909,856
                                                            ===========   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Accounts payable                                        $   897,712   $   393,542
    Accrued settlement costs                                  6,000,000           ---
    Accrued expenses                                            316,653       235,265
    Accrued income taxes                                          6,077       101,293
    Accrued payroll expenses                                    277,365       206,120
    Deferred revenue                                          1,192,534       726,260
    Customer deposits                                               ---           932
    Dividends payable                                               ---     1,966,216
                                                            -----------   -----------
        Total current liabilities                             8,690,341     3,629,628

Deferred tax liabilities                                        123,000       123,000
Minority interest                                               114,606           ---
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
       shares authorized, 5,576,260 and 5,516,528
       shares issued and outstanding at
       June 30, 1996 and December 31, 1995, respectively         22,156        22,066
    Additional paid-in capital                               18,644,127    18,555,983
    Accumulated earnings                                      1,297,190     3,710,436
    Stock purchase notes receivable                            (134,800)     (134,800)
    Unrealized gain/(loss) on short-term investments                878         3,543
    Treasury stock (55,000 shares at cost, at June
       30, 1996 and 0 shares at December 31, 1995)             (505,067)          ---
                                                            -----------   -----------
            Total stockholders' equity                       19,324,484    22,157,228
                                                            -----------   -----------
                                                            $28,252,431   $25,909,856
                                                            ===========   ===========


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                     1996           1995                  1996            1995
                                                 -----------     -----------          -----------      ----------
Revenues:
   Net equipment sales  . . . . . . . . . .      $   503,500     $   997,500          $ 1,291,000      $2,392,665
   Procedures fees and maintenance. . . . .        3,631,667       2,752,188            6,722,447       5,624,313
   Laser catheters. . . . . . . . . . . . .              ---         271,425                  ---         587,746
   Interest . . . . . . . . . . . . . . . .          194,361         246,530              418,415         476,771
                                                 -----------     -----------          -----------     -----------
       Total revenues . . . . . . . . . . .        4,329,528       4,267,643            8,431,862       9,081,495

Costs and expenses:
   Cost of equipment sales  . . . . . . . .          265,900         454,659              682,424       1,041,476
   Costs related to procedures and
     maintenance fees . . . . . . . . . . .        1,722,379       1,183,313            3,138,707       2,437,811
   Cost of laser catheters. . . . . . . . .              ---          68,168                  ---         157,062
   Research and development   . . . . . . .          127,302         273,614              250,165         489,528
   Selling and marketing  . . . . . . . . .          615,879         452,794            1,110,993         969,717
   General and administrative   . . . . . .          362,515         425,875              679,551         883,008
   Settlement costs . . . . . . . . . . . .        5,500,000             ---            5,500,000             ---
   Legal and other expense. . . . . . . . .          436,064          12,609              803,219          13,605
                                                 -----------     -----------          -----------     -----------
       Total costs and expenses . . . . . .        9,030,039       2,871,032           12,165,059       5,992,207
                                                 -----------     -----------          -----------     -----------
Income (loss) before provision
   for (benefit from) income taxes    . . .       (4,700,511)      1,396,611           (3,733,197)      3,089,288
Provision for (benefit from) income taxes         (1,739,000)        480,000           (1,389,000)      1,080,000
Minority interest . . . . . . . . . . . .             69,049             ---               69,049             ---
                                                 -----------     -----------         ------------     -----------

Net income (loss) . . . . . . . . . . . .        $(3,030,560)    $   916,611         $ (2,413,246)    $ 2,009,288
                                                 ===========     ===========         ============     ===========

Earnings per share:
   Primary  . . . . . . . . . . . . . . .        $      (.55)    $       .17         $       (.44)    $       .36
                                                 ===========     ===========         ============     ===========
   Fully diluted. . . . . . . . . . . . .        $       ---     $       .17         $        ---     $       .36
                                                 ===========     ===========         ============     ===========

Number of shares used in the computation of
 income per share:
   Primary. . . . . . . . . . . . . . . .          5,531,750       5,502,009            5,532,093       5,516,663
                                                 ===========     ===========         ============     ===========
   Fully diluted. . . . . . . . . . . . .                ---       5,535,073                  ---       5,572,763
                                                 ===========     ===========         ============     ===========


                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                    COMMON STOCK                                  STOCK      UNREALIZED
                                 ------------------   ADDITIONAL                 PURCHASE       LOSS
                                 NUMBER OF             PAID-IN    ACCUMULATED      NOTE     ON SHORT-TERM  TREASURY
                                  SHARES    AMOUNT     CAPITAL     EARNINGS     RECEIVABLE   INVESTMENTS     STOCK        TOTAL
                                 ---------  -------  -----------  -----------   ----------  -------------  ---------   -----------
Balance at December 31, 1995     5,516,528  $22,066  $18,555,983  $ 3,710,436   $(134,800)     $ 3,543     $     ---   $22,157,228

Common stock options exercised      59,732       90       88,144          ---         ---          ---           ---        88,234

Treasury shares repurchased        (55,000)     ---          ---          ---         ---          ---      (505,067)     (505,067)

Unrealized loss on
   short-term investments              ---      ---          ---          ---         ---       (2,665)          ---        (2,665)

Net income (loss)                      ---      ---          ---   (2,413,246)        ---          ---                  (2,413,246)
                                 ---------  -------  -----------   ----------   ---------      -------     ---------   -----------
BALANCE AT JUNE 30, 1996         5,521,260  $22,156  $18,644,127   $1,297,190   $(134,800)     $   878     $(505,067)  $19,324,484
                                 =========  =======  ===========   ==========   =========      =======     =========   ===========



                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                             1996           1995
                                                                         -----------    ------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . .      $(2,413,246)   $  2,009,288
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . .          512,220         460,777
      Minority interest in partnership  . . . . . . . . . . . . . .           69,049             ---
      Provision for doubtful accounts . . . . . . . . . . . . . . .              ---             ---
      Provision for related party loan  . . . . . . . . . . . . . .              ---           1,315
      Provision for lawsuit settlement  . . . . . . . . . . . . . .        5,500,000             ---
      Unrealized losses (gains) on short-term
       investments  . . . . . . . . . . . . . . . . . . . . . . . .              ---             ---
   Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . .       (1,212,502)        256,849
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . .           78,171        (249,888)
       Prepaid expenses and other current assets  . . . . . . . . .          128,178         (93,429)
       Accounts payable and accrued expenses  . . . . . . . . . . .          889,454        (420,216)
       Accrued income taxes   . . . . . . . . . . . . . . . . . . .       (1,484,216)       (167,992)
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . .          467,902         (90,610)
       Customer deposits  . . . . . . . . . . . . . . . . . . . . .              ---         (40,000)
       Other, net . . . . . . . . . . . . . . . . . . . . . . . . .         (456,098)       (150,000)
                                                                         -----------    ------------
   Net cash provided by operating activities  . . . . . . . . . . .        2,078,912       1,516,094
                                                                         -----------    ------------

Cash flows from investing activities:
   Purchase of marketable securities  . . . . . . . . . . . . . . .       (8,826,708)    (11,467,589)
   Sale of marketable securities  . . . . . . . . . . . . . . . . .       13,373,227      10,210,923
   Related party loan . . . . . . . . . . . . . . . . . . . . . . .              ---          (4,006)
   Purchase of subsidiary . . . . . . . . . . . . . . . . . . . . .       (1,350,000)            ---
   Investment by minority in partnership  . . . . . . . . . . . . .         (195,028)            ---
   Distribution of minority interest  . . . . . . . . . . . . . . .           45,557             ---
   Purchase of property and equipment . . . . . . . . . . . . . . .       (2,476,460)       (185,545)
   Disposals of property and equipment  . . . . . . . . . . . . . .              ---         212,248
                                                                         -----------    ------------
   Net cash provided by (used in) investing activities  . . . . . .          570,588      (1,233,969)
                                                                         -----------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock   . . . . . . . . . . . .           88,234         263,003
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . .         (505,067)            ---
   Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .       (1,000,000)            ---
                                                                         -----------    ------------
   Net cash provided by (used in) financing activities  . . . . . .       (1,416,833)        263,003

Net increase (decrease) in cash and equivalents . . . . . . . . . .        1,232,667         545,128
Cash and equivalents at beginning of period   . . . . . . . . . . .        3,108,741       1,261,596
                                                                         -----------    ------------
Cash and equivalents at end of period . . . . . . . . . . . . . . .      $ 4,341,408    $  1,806,724
                                                                         ===========    ============

Supplemental cash flow disclosures:
   Cash paid during the period for:
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      $   505,893    $  1,257,900
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       ---    $        ---

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996


A.      ORGANIZATION AND OPERATIONS OF THE COMPANY

        Medstone International, Inc. ("Medstone") was incorporated in Delaware in October 1984. The Company designs, manufactures and markets the Medstone STS(TM) Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the Systems. The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services using eleven mobile systems in the United States on a fee-per-procedure basis. Medstone intends to expand efforts to grow this medical service side of its business.

        On June 17, 1996, the Company completed the acquisition of 60% in a joint venture, Northern Nevada Lithotripsy Associates, LLC, for $1.35 million in cash. The acquisition is effective as of April 1, 1996, and the Company's consolidated financials reflect the activity from that date forward.

B.      BASIS OF PRESENTATION

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1996 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.

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

D.       INVENTORIES

         At June 30, 1996 and December 31, 1995, inventories consisted of the following:

                                            June 30, 1996     December 31, 1995
                                            -------------     ------------------
    Raw materials . . . . . . . . . . . .     $  939,579          $1,235,161
    Work in process . . . . . . . . . . .        212,593             190,002
    Finished goods  . . . . . . . . . . .        314,995             339,473
                                              ----------          ----------
                                              $1,467,167          $1,764,636
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

F.       CONTINGENCIES

         The Company was a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On June 20, 1996 the defendants and plaintiffs reached an agreement whereby a $6 million, non-recapturable settlement fund will be established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded a one-time, $5.5 million expense to cover its portion of the settlement fund, with the first half being paid on July 9, 1996 and the second half due by August 15, 1996. All funds for the settlement will be remitted by the Company, with the co-defendants paying their portions to the Company.

G.       STOCK REPURCHASE PLAN

         On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended June 30, 1996, the Company has repurchased a total of 55,000 shares at a cost of $505,067.

H.       PROFORMA INFORMATION

         The following table presents proforma operating results of the comparative periods in 1996 and 1995 adjusted for the Endocare and Urogen subsidiaries spun out by the Company on January 1, 1996.

                             REPORTED   ADJUSTMENTS     PROFORMA                  REPORTED  ADJUSTMENTS  PROFORMA
                             3-MONTHS      FOR          3-MONTHS    3-MONTHS      6-MONTHS      FOR      6-MONTHS    6-MONTHS
                               ENDED    ENDOCARE &       ENDED       ENDED         ENDED    ENDOCARE &    ENDED        ENDED
                              6/30/95     UROGEN        6/30/95     6/30/96       6/30/95     UROGEN     6/30/95      6/30/96
                            ----------  -----------   ----------   ----------    ---------- ----------   --------   -----------
Revenues  . . . . . . .     $4,267,643  $  271,425    $3,996,218   $4,329,528    $9,081,495  $ 587,746  $8,493,749  $ 8,431,862
Cost of sales . . . . .      1,706,140      82,748     1,623,392    1,988,279     3,636,349    186,222   3,450,127    3,821,131
Research & development         273,614     225,140        48,474      127,302       489,528    381,286     108,242      250,165
Selling and marketing .        452,794      79,295       373,499      615,879       969,717    163,930     805,787    1,110,993
General and administrative     425,875      85,800       340,075      362,515       883,008    166,809     716,199      679,551
Settlement costs  . . .            ---         ---             0    5,500,000           ---        ---         ---    5,500,000
Legal and other expense         12,609                    12,609      436,064        13,605                 13,605      803,219
                            ----------  ----------    ----------  -----------    ----------  ---------  ----------  -----------

  Income before taxes .      1,396,611    (201,558)    1,598,169   (4,700,511)    3,089,288   (310,501)  3,399,789   (3,733,197)


Income taxes  . . . . .        480,000     (71,000)      551,000   (1,739,000)    1,080,000   (109,000)  1,189,000   (1,389,000)
Minority interest . . .            ---         ---           ---       69,049           ---        ---         ---       69,049
                            ----------  ----------    ----------  -----------    ----------  ---------  ----------  -----------
Net income  . . . . . .     $  916,611  $ (130,558)  $ 1,047,169  $(3,030,560)   $2,009,288  $(201,501) $2,210,789  $(2,413,246)
                            ==========  ==========   ===========  ===========    ==========  =========  ==========  ===========

Earnings per share:
  Primary . . . . . . .     $     0.17               $      0.19  $     (0.55)   $     0.36            $     0.40  $     (0.44)
                            ==========               ===========  ===========    ==========            ==========  ===========

  Fully diluted . . . .     $     0.17               $      0.19                 $     0.36            $     0.40
                            ==========               ===========                 ==========            ==========

Number of shares used
  in the computation of
  income per share:
  Primary . . . . . . .      5,502,009                 5,502,009    5,531,750     5,516,663             5,502,009    5,532,093
                            ==========               ===========  ===========    ==========            ==========  ===========
  Fully diluted . . . .      5,535,073                 5,535,073                  5,572,763             5,535,073
                            ==========               ===========                 ==========            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

Medstone manufactures, markets and maintains lithotripters, and is expanding its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. On February 9, 1996, the Company distributed two stock dividends of 5,516,528 shares of Endocare, Inc. and UroGen Corp. to its stockholders of record on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company which were transferred to the two corporations. Effective with the start of business on January 1, 1996 these two companies are no longer a part of the Medstone International operations, but are separate, publicly-held companies. Medstone retained only 100,000 shares of each company. On June 17, 1996, the Company completed the acquisition of 60% in a joint venture, Northern Nevada Lithotripsy Associates, LLC, for $1.35 million in cash. The acquisition is effective as of April 1, 1996, and the Company's consolidated financials reflect the activity from that date forward.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

         The Company recognized revenue of $4.33 million in second quarter of 1996 or a 1% increase compared to $4.27 million in the corresponding period of 1995. Equipment revenues decreased by 49% due to the shipment of one system in the second quarter of 1996, compared to two systems in the second quarter of 1995. The recurring revenue stream from laser catheters decreased by $271,000 as the Company spun off the Endocare, Inc. subsidiary effective January 1, 1996 and no longer records any revenues from the laser catheter business line. Offsetting these decreases was a 30% increase in the revenues from the Company's maintenance, procedure and fee-for-service activities as the number of patients treated on the Company's lithotripters in the United States increased by 19% in the second quarter of 1996 compared to the comparable period in 1995.

         Interest income decreased by 21% in the second quarter of 1996 compared to the same period in 1995 due to a decrease in market rates and a lower average invested balance.

         Cost of sales on equipment and equipment upgrade sales increased to 53% of sales in the three months ended June 30, 1996, compared to 46% of sales in the comparable period of the prior year due to product option mix and average unit selling prices. Recurring revenue costs of sales increased to 47% in the three months ended June 30, 1996, compared to 41% in the same period in the prior year due to continued expansion of the mobile lithotripsy services across the United States. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 48% in the second quarter of 1996 compared to 42% in the second quarter of 1995.

         Research and development costs decreased by 49%, or $123,000 in the second quarter of 1996 compared to the same quarter of 1995 due to the scaled down staffing after the spinout of the Endocare subsidiary.

         Selling expenses increased by $163,000, or 36% in the second quarter of 1996 when compared to 1995 as the Company expanded its sales effort for the mobile lithotripsy services.

         General and administrative expenses decreased by 15% in the second quarter of 1996 compared to the second quarter of 1995 due to lower headcount after the spinout of the Endocare subsidiary.

         A one-time settlement expense of $5.5 million was recorded in the second quarter of 1996 due to the out-of-court agreement reached in the class action securities suit against the Company and current and former officers. (See Part II Item 1. Legal Proceedings)

         Legal and other expenses increased in the second quarter of 1996 as the Company continued its preparation for trial and then its negotiation of a settlement.

         Provision for (benefit from) income taxes for the second quarter of 1996 represents a current benefit against taxes that the Company fully expects to recognize with profits in the remaining periods of 1996.


Six Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- ---------------------------------------------------------------------------

         The Company recognized revenue of $8.43 million in the six months ended June 30, 1996 compared to revenue of $9.08 million in the same period of 1995, or a 7% decrease. Equipment revenues decreased by 46% due to the shipment of three systems in 1996, compared to five systems in 1995, and a decrease in average unit sales price. Recurring revenue from laser catheters decreased by $588,000 in the first six months of 1996 due to the spinout of Endocare subsidiary. This was more than offset by increases in the Company's maintenance, procedure and fee-for- service revenues of more than $1.1 million in the first six months of 1996 compared to the first six months of 1995, resulting in an overall increase of 8% from year to year in this revenue category. Over 10,500 patients have been treated on the Company's systems in the first six months of 1996 compared to approximately 9,000 in the comparable period in the prior year.

         Interest income decreased by 12% in the first six months of 1996 compared to the first six months of 1995 due to lower market rates for investments and a decrease in average invested balances as the Company devotes more capital to growth of the business.

         Cost of sales on equipment and equipment upgrade sales increased to 53% of sales in the first six months of 1996, compared to 44% of sales in the first six months of 1995 due to higher overhead costs incurred to meet the current delivery schedule, product option mix and average unit selling prices. Recurring revenue cost of sales increased to 47% in the first six months of 1996, compared to 42% in the same period in 1995 due to the expenses incurred as the Company expands its mobile lithotripsy services. Overall cost of sales, as a percentage of operating revenue, rose to 48% in the first six months of 1996 compared to 42% in the same period of the prior year.

         Research and development costs decreased by $239,000 or 49% in the first six months of 1996 compared to the first six months of 1995 due to the lower expenditures on Endocare new product projects which went with the Endocare spinout and the Company concentrates its efforts on the new mini-lithotripter project.

         Selling expenses increased in the first six months of 1996 by $141,000 or 15% compared to the same period of 1995 as the Company's mobile lithotripsy route expansion efforts continue.

         General and administrative expenses decreased in the first six months of 1996 by $203,000, or 23%, compared to the same period of 1995 due to the reduced staffing levels and legal expenses after the spinout of the Endocare subsidiary.

         Settlement expense of $5.5 million was recorded in the first six months of 1996 to end the class action securities suit against the Company and current and former officers. (See Part II Item 1. Legal Proceedings)

         Legal and other expense increased by $790,000 in the first six months of 1996 due to the Company's efforts to negotiate a settlement and concurrent preparation for trial on the matter.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         At June 30, 1996, the Company had cash and short-term investments of approximately $14.2 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988, in which 1,150,000 shares of common stock were issued for net proceeds of approximately $12.9 million. Cash generated from the offering and from operations financed substantial increases in levels of inventory and capital assets and was used to retire debt.

         The Company has negotiated a settlement of the securities class action lawsuit which calls for a total of $6 million in payments to be made in the third quarter of 1996. The first $3 million payment was made on July 9th, and the second payment is due on August 15th for another $3 million. These payments close a substantial contingency of the Company, but the Company will still maintain a cash balance in excess of $8 million.

         The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1996.

                          MEDSTONE INTERNATIONAL, INC.

                          PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings
               -----------------

               On June 20, 1996, the Company and its co-defendants and plaintiffs in the Kaplan vs. Rose et al case reached an agreement whereby a $6 million, non-recapturable settlement fund will be established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded a one-time, $5.5 million expense to cover its portion of the settlement fund, with the first half being paid on July 9, 1996 and the second half due by August 15, 1996. All funds for the settlement will be remitted by the Company, with the co-defendants paying their portions to the Company.

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

               None

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)   The following exhibits are included herein:

                     11.1  Statements re: Computation of Per Share Information
                     27    Financial Data Schedule

               (b) There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                                MEDSTONE INTERNATIONAL, INC.
                                                ----------------------------
                                                A Delaware corporation





Date:  August 13, 1996                          /s/ MARK SELAWSKI
                                                ----------------------------
                                                Mark Selawski
                                                Chief Financial Officer
                                                (Principal financial and
                                                accounting officer)