Form 10-Q
period 1996-09-30
MEDSTONE INTERNATIONAL INC/
filed 1996-11-14
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   SEPTEMBER 30, 1996
                                        ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                       Commission file number  0-16752



                          MEDSTONE INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   66-0439440
-------------------------------------------------------------------------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)


100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA                92656-4114
-------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:           (714) 448-7700
                                                     --------------------------

                                NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X        No
                                   -----          ------


The number of shares of the Common Stock of the registrant outstanding as of November 8, 1996 was 5,578,236.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                                                                            Page No.
                                                                            --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets September 30, 1996
             (Unaudited) and December 31, 1995                                  3

         Condensed Consolidated Statements of Operations (Unaudited)
             Three and Nine Months Ended September 30, 1996 and 1995            4

         Condensed Consolidated Statement of Stockholders' Equity
             (Unaudited) Nine Months Ended September 30, 1996                   5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
             Nine Months ended September 30, 1996 and 1995                      6

         Notes to Unaudited Condensed Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         11



                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings                                                     15

Item 2.  Changes in Securities                                                 15

Item 3.  Defaults Upon Senior Securities                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                   15

Item 5.  Other Information                                                     15

Item 6.  Exhibits and Reports on Form 8-K                                      15

Signatures                                                                     16

                          MEDSTONE INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1996                 1995
                                                                   -------------        ------------
                                                                    (Unaudited)
Current assets:
  Cash and equivalents                                             $   1,401,730        $  3,108,741
  Short-term investments                                               7,174,310          14,494,717
  Accounts receivable, less allowance for
    doubtful accounts of $190,000 and
    $257,000 in 1996 and 1995, respectively                            2,834,076           1,509,407
  Inventories                                                          2,295,923           1,764,636
  Deferred tax assets                                                  1,583,000             698,000
  Prepaid expenses and other current assets                            1,334,739             519,542
                                                                   -------------        ------------

Total current assets                                                  16,623,778          22,095,043

Property and equipment, at cost                                        9,146,322           6,528,930

  Less accumulated depreciation and amortization                      (3,352,336)         (3,129,955)
                                                                   -------------        ------------
    Net property and equipment                                         5,793,986           3,398,975

Goodwill, net of accumulated amortization                              1,125,708                 ---
Other assets, net                                                         22,500             415,838
                                                                   -------------        ------------
                                                                   $  23,565,972        $ 25,909,856
                                                                   =============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Accounts payable                                               $   1,698,343        $    393,542
    Accrued expenses                                                     269,121             235,265
    Accrued income taxes                                                     ---             101,293
    Accrued payroll expenses                                             234,782             206,120
    Deferred revenue                                                     958,460             726,260
    Customer deposits                                                        ---                 932
    Dividends payable                                                        ---           1,966,216
                                                                   -------------        ------------
        Total current liabilities                                      3,160,706           3,629,628

Deferred tax liabilities                                                 123,000             123,000
Minority interest                                                        140,795
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000
       shares authorized, 5,577,260 and 5,516,528
       shares issued and outstanding at
       September 30, 1996 and December 31, 1995, respectively             22,160              22,066
    Additional paid-in capital                                        18,647,123          18,555,983
    Accumulated earnings                                               2,109,576           3,710,436
    Stock purchase notes receivable                                     (134,800)           (134,800)
    Unrealized gain/(loss) on short-term investments                       2,479               3,543
    Treasury stock (55,000 shares at cost, at September
       30, 1996 and 0 shares at December 31, 1995)                      (505,067)                ---
                                                                   -------------        ------------
            Total stockholders' equity                                20,141,471          22,157,228
                                                                   -------------        ------------
                                                                   $  38,565,972        $ 25,909,856
                                                                   =============        ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                                      1996            1995                   1996             1995
                                                 -------------   -------------          -------------    -------------
Revenues:
    Net equipment sales   . . . . . . . . .     $     116,000   $    1,596,315          $  1,407,000    $    3,988,980
    Procedures and maintenance fees   . . .         4,106,762        3,269,391            10,829,209         8,893,703
    Laser catheters   . . . . . . . . . . .               ---          161,445                   ---           749,191
    Interest income   . . . . . . . . . . .           125,988          256,567               544,403           733,338
                                                -------------   --------------          ------------    --------------
    Total revenues  . . . . . . . . . . . .         4,348,750        5,283,718            12,780,612        14,365,212

Costs and expenses:
    Cost of equipment sales   . . . . . . .           131,718          686,011               814,142         1,727,487
    Costs related to procedures and
       maintenance fees . . . . . . . . . .         1,820,863        1,465,835             4,959,570         3,903,646
    Cost of laser catheters   . . . . . . .               ---           88,371                   ---           245,433
    Research and development  . . . . . . .            94,799          186,233               344,964           675,761
    Selling   . . . . . . . . . . . . . . .           472,480          531,326             1,583,473         1,501,042
    General and administrative  . . . . . .           471,920          413,249             1,151,471         1,296,257
    Settlement costs  . . . . . . . . . . .               ---              ---             5,500,000               ---
    Goodwill amortization   . . . . . . . .             7,125              ---                14,250               ---
    Legal and other expense   . . . . . . .             7,500           50,584               803,674            64,189
                                                -------------   --------------          ------------    --------------
    Total costs and expenses  . . . . . . .         3,006,485        3,421,609            15,171,544         9,413,815
                                                -------------   --------------          ------------    --------------
Income/(loss) before provision for/
    (benefit from) income taxes     . . . .         1,342,265        1,862,109            (2,390,932)        4,951,397
Provision for (benefit from) income taxes .           504,000          651,000              (885,000)        1,731,000
Minority interest . . . . . . . . . . . . .            25,879              ---                94,928               ---
                                                -------------   --------------          ------------    --------------

Net income (loss)   . . . . . . . . . . . .     $     812,386   $    1,211,109          $ (1,600,860)   $    3,220,397
                                                =============   ==============          ============    ==============

Earnings per share:
    Primary   . . . . . . . . . . . . . . .     $         .15   $          .22          $       (.29)   $          .58
                                                =============   ==============          ============    ==============
    Fully diluted   . . . . . . . . . . . .     $         .15   $          .21          $        ---    $          .56
                                                =============   ==============          ============    ==============
Number of shares used in the computation of
    income per share:
    Primary   . . . . . . . . . . . . . . .         5,570,771        5,590,330             5,528,594         5,538,913
                                                =============   ==============          ============    ==============
    Fully diluted   . . . . . . . . . . . .         5,570,771        5,649,209                   ---         5,704,439
                                                =============   ==============          ============    ==============


                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)








                              COMMON STOCK                                                     UNREALIZED
                         ----------------------  ADDITIONAL                                     LOSS ON
                          NUMBER OF               PAID-IN    ACCUMULATED   STOCK PURCHASE      SHORT-TERM   TREASURY
                           SHARES      AMOUNT     CAPITAL      EARNINGS    NOTE RECEIVABLE    INVESTMENTS    STOCK       TOTAL
                         ----------   -------   -----------  -----------   ---------------    -----------  ---------    -----------
Balance at
  December 31, 1995      5,516,528    $22,066   $18,555,983  $ 3,710,436     $(134,800)        $ 3,543     $     ---   $22,157,228

Common stock options
  exercised                 60,732         94        91,140          ---           ---             ---           ---        91,234

Treasury shares
  repurchased              (55,000)       ---           ---          ---           ---             ---      (505,067)     (505,067)

Unrealized loss on
  short-term
  investments                  ---        ---           ---          ---           ---          (1,064)          ---        (1,064)

Net income (loss)              ---        ---           ---   (1,600,860)          ---             ---           ---    (1,600,860)
                         ---------    -------   -----------  -----------     ---------         -------     ---------   -----------

BALANCE AT
   SEPTEMBER 30, 1996    5,522,260    $22,160   $18,647,123  $ 2,109,576     $(134,800)        $ 2,479     $(505,067)  $20,141,471
                         =========    =======   ===========  ===========     =========         =======     =========   ===========



                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                              1996                 1995
                                                                          -----------           ----------

Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .           $(1,600,860)          $3,220,397

Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . .               846,346              702,251
       Minority interest in partnership   . . . . . . . . . . .                94,928                  ---
       Provision for doubtful accounts  . . . . . . . . . . . .                30,000                  ---
       Provision for related party loan   . . . . . . . . . . .                   ---                1,315
       Unrealized losses (gains) on short-term
           investments  . . . . . . . . . . . . . . . . . . . .                   ---                  ---
       Changes in assets and liabilities:
           Accounts receivable  . . . . . . . . . . . . . . . .            (1,052,014)            (728,699)
           Inventories  . . . . . . . . . . . . . . . . . . . .              (750,585)            (663,889)
           Deferred tax assets  . . . . . . . . . . . . . . . .              (885,000)                 ---
           Prepaid expenses and other current assets  . . . . .              (822,532)            (108,708)
           Accounts payable and accrued expenses  . . . . . . .             1,356,936               36,202
           Accrued income taxes . . . . . . . . . . . . . . . .              (101,293)              85,110
           Deferred revenue . . . . . . . . . . . . . . . . . .               233,828              (30,526)
           Customer deposits  . . . . . . . . . . . . . . . . .                   ---              (40,000)
           Other, net . . . . . . . . . . . . . . . . . . . . .              (195,690)            (131,073)
                                                                          -----------         ------------

Net cash provided by (used in) operating activities . . . . . .            (2,845,936)           2,342,380
                                                                          -----------         ------------

Cash flows from investing activities:
   Purchase of marketable securities  . . . . . . . . . . . . .           (11,775,967)         (15,471,271)
   Sale of marketable securities  . . . . . . . . . . . . . . .            19,095,310           14,234,899
   Related party loan   . . . . . . . . . . . . . . . . . . . .                   ---                2,450
   Purchase of subsidiary   . . . . . . . . . . . . . . . . . .            (1,350,000)                 ---
   Investment by minority in partnership  . . . . . . . . . . .              (195,028)                 ---
   Distribution of minority interest  . . . . . . . . . . . . .                45,867                  ---
   Purchase of property and equipment   . . . . . . . . . . . .            (3,267,424)          (1,001,035)
   Disposals of property and equipment  . . . . . . . . . . . .                   ---              676,225
                                                                          -----------         ------------

   Net cash provided by investing activities  . . . . . . . . .             2,552,758           (1,558,732)
                                                                          -----------         ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock   . . . . . . . . . .                91,234              372,014
   Purchase of Treasury Stock   . . . . . . . . . . . . . . . .              (505,067)                 ---
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . .            (1,000,000)                 ---
                                                                          -----------         ------------

   Net cash provided by (used in) financing activities  . . . .            (1,413,833)             372,014
                                                                          -----------         ------------

Net increase (decrease) in cash and cash equivalents  . . . . .            (1,707,011)           1,155,662
Cash and cash equivalents at beginning of period  . . . . . . .             3,108,741            1,261,596
                                                                          -----------         ------------
Cash and cash equivalents at end of period  . . . . . . . . . .           $ 1,401,730         $  2,417,258
                                                                          ===========         ============
Supplemental cash flow disclosures:
   Cash paid during the period for:
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . .           $   520,540         $  1,645,890

   Interest   . . . . . . . . . . . . . . . . . . . . . . . . .           $         0         $          0

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

A.  ORGANIZATION AND OPERATIONS OF THE COMPANY

         Medstone International, Inc. ("Medstone") was incorporated in Delaware in October 1984. The Company designs, manufactures and markets the Medstone STSTM Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the Systems. The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services to customers in the United States on a "wholesale" fee-per-procedure basis, which consolidated billings are rendered to providers. Medstone intends to expand efforts to grow this medical service side of its business.

         Northern Nevada Lithotripsy Associates, LLC ("Northern Nevada"), a 60% joint venture, operates a "retail" lithotripsy operation, which bills patients or insurers for their services, in contrast to Medstone's fee-for-service operation, which bills the provider. Medstone acquired its 60% interest in Northern Nevada for $1.35 million as of April 1, 1996. The operating results of Northern Nevada are included in the consolidated financial statements of the Company since April 1, 1996.

         United Physicians Resources, Inc. ("UPR") was incorporated in June 1996, to expand the Company's service orientation to the urologist practitioner. UPR provides billing, practice management, and consulting services as an additional service line once the initial physician relationship has been established. UPR purchased the operations of Integrated HealthCare Systems, Inc. in July 1996 for $30,000. The operating results of UPR are included in the consolidated financial statements of the Company since its incorporation.

B.       BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1996 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1996. Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year.

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

D.       INVENTORIES

         At September 30, 1996 and December 31, 1995, inventories consisted of the following:

                                                   September 30, 1996         December 31, 1995
                                                   ------------------         ------------------
    Raw materials . . . . . . . . . . . .          $       1,084,309          $        1,235,161
    Work in process . . . . . . . . . . .                    506,914                     190,002
    Finished goods  . . . . . . . . . . .                    704,700                     339,473
                                                   -----------------          ------------------
                                                   $       2,295,923          $        1,764,636
                                                   =================          ==================

E.       SHORT-TERM INVESTMENTS

         The Company adopted Financial Accounting Standards Board Statement No. 115 as of January 1, 1994. The effect of the adoption is that the Company classifies its entire investment portfolio as available-for-sale. Accordingly, unrealized holding gains and losses on short-term investments are carried as a separate component of stockholder's equity.

F.       CONTINGENCIES

         The Company was a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On June 20, 1996 the defendants and plaintiffs reached an agreement whereby a $6 million, non-recapturable settlement fund will be established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded a one-time, $5.5 million expense in the second quarter of 1996 to cover its portion of the settlement fund, with the first half being paid on July 9, 1996 and the second half paid on August 15, 1996. All funds for the settlement will be remitted by the Company, with the co-defendants paying their portions to the Company.

G.      STOCK REPURCHASE PLAN

        On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended September 30, 1996, the Company has repurchased no shares. For the nine months ended September 30, 1996, the Company has repurchased a total of 55,000 shares at a cost of $505,067.

H.      PROFORMA INFORMATION

        The following table presents proforma operating results of the comparative periods in 1996 and 1995 adjusted for the Endocare and Urogen subsidiaries spun out by the Company on January 1, 1996.


                               REPORTED   ADJUSTMENTS   PROFORMA                 REPORTED   ADJUSTMENTS   PROFORMA
                               3-MONTHS      FOR       3-MONTHS    3-MONTHS      9-MONTHS      FOR        9-MONTHS    9-MONTHS
                                ENDED     ENDOCARE &     ENDED      ENDED          ENDED    ENDOCARE &     ENDED        ENDED
                               9/30/95     UROGEN       9/30/95    9/30/96        9/30/95     UROGEN      9/30/95      9/30/96
                              ----------  ----------  ----------  ----------    ----------  ----------  ----------   -----------
Revenues  . . . . . . . . .   $5,283,718  $  161,445  $5,122,273  $4,348,750   $14,365,212  $  749,191  $13,616,021  $12,780,612

Cost of sales . . . . . . .    2,240,217      88,371   2,151,846   1,952,581     5,876,566     274,593    5,601,973    5,773,712
Research & development  . .      186,233      79,185     107,048      94,799       675,761     460,471      215,290      344,964
Selling and marketing . . .      531,326      59,863     471,463     472,480     1,501,042     223,793    1,277,249    1,583,473
General and administrative       413,249      76,455     336,794     471,920     1,296,257     243,264    1,502,993    1,151,471
Settlement costs  . . . . .          ---         ---         ---           0           ---         ---          ---    5,500,000
Goodwill amortization . . .          ---         ---           0       7,125           ---         ---          ---       14,250
Legal and other expense . .       50,584         ---      50,584       7,580        64,189         ---       64,189      803,674
                              ----------  ----------  ----------  ----------   -----------   ----------  ----------  -----------

    Income before taxes . .    1,862,109    (142,429)  2,004,538   1,342,265     4,951,397    (452,930)   5,404,327   (2,390,932)


Income taxes  . . . . . . .      651,000     (50,000)    701,000     504,000     1,731,000    (159,000)   1,890,000     (885,000)

Minority interest . . . . .          ---         ---           0      25,879           ---         ---          ---       94,928
                              ----------  ----------  ----------  ----------   -----------   ----------  ----------  -----------

Net income (loss) . . . . .   $1,211,109  $  (92,429) $1,303,538  $  812,386   $ 3,220,397   $ (239,930) $3,514,327  $(1,600,860)
                              ==========  ==========  ==========  ==========   ===========   ==========  ==========  ===========

Earnings per share:

  Primary . . . . . . . . .   $     0.22              $     0.23  $     0.15   $      0.58               $     0.63  $     (0.29)
                              ==========              ==========  ==========   ===========               ==========  ===========

  Fully diluted . . . . . .   $     0.21              $     0.23  $     0.15   $      0.56               $     0.62          ---
                              ==========              ==========  ==========   ===========               ==========  ===========

Number of shares used in
  the computation of income
  (loss) per share:

  Primary . . . . . . . . .    5,590,330               5,590,330   5,570,771     5,538,913                5,538,913    5,528,594
                              ==========              ==========  ==========   ===========               ==========  ===========

  Fully diluted . . . . . .    5,649,209               5,649,209   5,570,771     5,704,439                5,704,439          ---
                              ==========              ==========  ==========   ===========               ==========  ===========

I.      SUBSEQUENT EVENTS

        During the third quarter of 1996, the Company entered into a non-disclosure agreement and performed due diligence on the lithotripsy operations of Coram Healthcare. The Company's intention was to acquire Coram's ownership of 13 lithotripsy partnerships, all of which Coram owns at least 50%, and two wholly-owned subsidiaries, Lithotripsy Management Associates and ServiceTrends, Inc., whose businesses are partnership management and lithotripter maintenance services, respectively. The Company agreed in principal to an acquisition price of $112.5 million, to be financed by a combination of debt and equity. On October 4, 1996, Coram Healthcare's Board of Directors asked for a final caveat that their acceptance of the agreement could be withdrawn throughout the closing period if an offer of higher value was received. The Company counter-offered without caveat, and Coram's Board of Directors did not accept, but the Company considered the offer as open ended.

        On October 21, 1996 Coram Healthcare announced a definitive merger agreement with Integrated Health Services, Inc., whereby Coram Healthcare would become a subsidiary of Integrated Health Services, Inc. Pursuant to that announcement, Medstone invoked its "breakup fee" clause and is currently negotiating with Coram to receive full reimbursement of the $1.5 million in costs incurred by the Company for its due diligence and legal work. For the quarter and nine months ended September 30, 1996, no expense was recognized in connection with the acquisition, but all costs were recognized as prepaid expenses, as management had no indications throughout the period that Coram Healthcare would not complete the sale of its lithotripsy operations. The Company will expense any unreimbursed acquisition expenses in the fourth quarter of 1996.

        Also on October 1st and 2nd, the Company liquidated its position in Endocare, Inc. The average sales price was $5.53 per share, net of commissions, for the 100,000 shares that were owned by the Company. This will be recognized as a gain in the fourth quarter of 1996.

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

GENERAL

         Medstone manufactures, markets and maintains lithotripters, and is expanding its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. On February 9, 1996, the Company distributed two stock dividends of 5,516,528 shares of Endocare, Inc. and UroGen Corp. to its stockholders of record on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company which were transferred to the two corporations. Effective with the start of business on January 1, 1996 these two companies are no longer a part of the Medstone International operations, but are separate, publicly-held companies. Medstone retained only 100,000 shares of each company. On October 2 and 3, 1996, Medstone sold its 100,000 shares of Endocare in open market trading, realizing gross proceeds of $553,000. (See Notes to Unaudited Condensed Consolidated Financial Statements
Note I - Subsequent Events). On June 17, 1996, the Company completed the acquisition of 60% in a joint venture, Northern Nevada Lithotripsy Associates, LLC, for $1.35 million in cash. The acquisition is effective as of April 1, 1996, and the Company's consolidated financials reflect the activity from that date forward. In June 1996 the Company incorporated United Physicians Resources, Inc., to expand its service orientation to the urologic practitioner. In July 1996, UPR purchased the operations of Integrated Healthcare Systems, Inc. for $30,000, and the consolidated financials reflect the operations of UPR since inception.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         The Company recognized revenue of $4.3 million in the third quarter of 1996 or an 18% decrease compared to $5.3 million in the corresponding period of 1995. Equipment revenues decreased by 93 % as no equipment and one equipment upgrade package was shipped in the third quarter of 1996 compared to shipment of two equipment units and one upgrade package in the third quarter of 1995. The recurring revenue stream from laser catheters decreased by $161,000 as the Company spun off the Endocare, Inc. subsidiary effective January 1, 1996 and no longer records any revenues from the laser catheter business line. Even though the equipment sales decreased, the revenue from the Company's maintenance, procedure and fee-for-service activities increased by 26% in the third quarter of 1996 when compared to the same period of the prior year due primarily from the 12% increase in the number of patient treated on the Company's lithotripters in the United States.

         Interest income decreased by 51% in the third quarter of 1996 compared to the same period in 1995 due to decreased market rates and substantially lower average invested balances as the Company paid it's portion of the settlement agreement for dismissal of the class action litigation.

         Cost of sales on equipment and equipment upgrade sales increased to 113% of sales in the three months ended September 30, 1996, compared to 43% of sales in the comparable period of the prior year due to increased overhead expense levels due to a higher production capacity. Recurring revenue costs of sales decreased to 44% in the three months ended September 30, 1996, compared to 45% in the same period in the prior year due to the increasing revenue base for the mobile lithotripsy services. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 46% in the third quarter of 1996 compared to 45% in the third quarter of 1995.

         Research and development costs decreased by 49%, or $92,000 in the third quarter of 1996 compared to the same quarter of 1995 due to reduced expenses in developing the Endocare products which occurred in 1995 but was spun out at the beginning of 1996.

         Sales expenses decreased by $59,000 or 11% in the third quarter of 1996 when compared to the same period of 1995 due to the prior year's expenses for introduction of a new product line in the Endocare subsidiary.

         General and administrative expenses increased by $59,000, or 14% in the third quarter of 1996 when compared to the third quarter of 1995 due to additional payroll expenses for the United Physicians Resources subsidiary and the consulting expenses associated with regulatory projects.

         Legal and other expenses decreased by $43,000 in the three months ended September 30, 1996 when compared to the same period of 1995 as legal expenses are no longer being incurred in connection with the class action securities suit against the Company and current and former officers.

         Provision for income taxes for the third quarter of 1996 represents a current expense reducing the income tax benefit recorded in the second quarter which is represented as a deferred tax asset, which the Company fully expects to recognize with future profits.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         The Company recognized revenue of $12.8 million in the nine months ended September 30,1996 compared to revenue of $14.4 million in the corresponding period of 1995, or an 11% decrease. Equipment revenues decreased by 65% as three lithotripsy systems have been shipped in 1996 compared to shipment of seven lithotripsy systems in 1995, and a decrease in the average unit sales price. The recurring revenue stream from laser catheters decreased by $749,000 in the first nine months of 1996 due to the spinout of the Endocare, Inc. subsidiary. These decreases were partially offset by the increases in the Company's maintenance, procedure and fee-for-service revenues which rose more than $1.9 million in the nine months ended September 30,1996 compared to the same period of the prior year, or an increase of 22%. The number of patients treated in the first nine months of 1996 increased by 15%, or more than 2,100 patients, over the same period of 1995.

         Interest income decreased by 26% in the first nine months of 1996 compared to the same period in 1995 due to lower market rates for investments and a decrease in average invested balances as the Company paid it's portion of the settlement agreement for dismissal of the class action litigation along with devoting more capital for growth of the business.

         Cost of sales on equipment and equipment upgrade sales increased to 58% of sales in the nine months ended September 30, 1996, compared to 43% of sales in the comparable period of the prior year due to increased overhead expense levels and a lower average unit selling price. Recurring revenue costs of sales increased to 46% in the first nine months of 1996, compared to 43% in the same period in the prior year due to the increased expenses associated with the Company's expansion of its mobile lithotripsy services. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 47% in the first nine months of 1996 compared to 43% in the same period of the prior year.

         Research and development costs decreased by $331,000,or 49%, in the first nine months of 1996 compared to the same period of 1995 due to lower expenditures on Endocare new product projects which went with the Endocare spinout.

         Sales expenses increased by $82,000 or 5% in the nine months ended September 30, 1996 when compared to the same period of 1995 due to increased sales efforts in the expansion of the Company's mobile lithotripsy business.

         General and administrative expenses decreased by $145,000, or 11% in the first nine months of 1996 when compared to the first nine months of 1995 due to the reduced payroll and legal expenses associated with the Endocare and Urogen spinouts.

         Settlement expense of $5.5 million was recorded in the first nine months of 1996 to end the class action securities litigation against the Company and current and former officers. (See Notes to Unaudited Condensed Consolidated Financial Statements Note F. Contingencies).

         Legal and other expense increased by $739,000 in the nine months ended September 30, 1996 when compared to the same period of 1995 as the Company had negotiated the settlement of the class action securities suit and concurrently prepared for the scheduled trial date.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and short-term investments of approximately $8.6 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988, in which 1,150,000 shares of common stock were issued for net proceeds of approximately $12.9 million. Cash generated from the offering and from operations financed substantial increases in inventory and capital assets and was used to retire debt.

         In the third quarter of 1996, the Company paid $6 million as required by the settlement agreement on the class action litigation that the Company has been part of since October 1989. Management believes that removing this contingency allows for the best growth potential of the Company, and now the capital that would have been devoted to trials, appeals and attorney fees can now be devoted to acquisitions, equipment purchases and working capital needs.

         The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1996.

                          MEDSTONE INTERNATIONAL, INC.


                          PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings
               -----------------

               None

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

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                           MEDSTONE INTERNATIONAL, INC.
                                           A Delaware corporation




Date:   November 11, 1996                  /s/ MARK SELAWSKI
                                           ----------------------------
                                               Mark Selawski
                                               Chief Financial Officer
                                               (Principal financial and
                                               accounting officer)