Form 10-K
period 1996-12-31
MEDSTONE INTERNATIONAL INC/
filed 1997-03-31
CIK 819939

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
(MARK ONE)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ ]

     The number of shares of the Common Stock of the registrant outstanding as of March 10, 1997 was 5,440,330. The number of shares of Common Stock held by nonaffiliates on such date was 5,177,746 with an approximate aggregate market value of $45,952,496.

                               TABLE OF CONTENTS




                                                                                                        Page
           Item Number and Caption                                                                      Number
           -----------------------                                                                      ------
PART I

   Item 1.     Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
   Item 2.     Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
   Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
   Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .     7


PART II

   Item 5.     Market for Registrant's Common Equity
                 and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .     8
   Item 6.     Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
   Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .    10
   Item 8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .    15
   Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .    15


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

                                     PART I


ITEM 1.    BUSINESS

INTRODUCTION

   Medstone International, Inc., formerly known as Cytocare, Inc. prior to its renaming in September 1995 (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers lithotripsy services in the United States on a fee-per-procedure basis in both the fixed and mobile environment. Medstone intends to expand efforts to grow this medical service side of its business. A majority of the Company's consolidated revenues during fiscal 1996 came from Medstone's lithotripsy business.

   In early 1996, the Company completed efforts to separate its operating business units and revenue streams into independent operations by spinning off two subsidiaries, Endocare, Inc. ("Endocare") and UroGen Corp. ("UroGen"), to the Company's stockholders of record at December 29, 1995. Endocare manufactures equipment and devices to treat urologic soft tissue diseases. UroGen is a development stage company in the business of developing pharmaceuticals to treat prostate cancer.

   In June 1996 the Company purchased, for $1.35 million cash, a 60% interest in Northern Nevada Lithotripsy Associates, LLC ("Northern Nevada"), an operator of lithotripsy services. The Company consolidates the revenues of Northern Nevada and reflects minority interest expense for the portion of profits earned by the minority partners. Northern Nevada's revenues are derived from invoicing patients or insurers.

   United Physicians Resources, Inc. ("UPR") was incorporated as a majority-owned subsidiary of the Company in June 1996, to expand the Company's service orientation to the urologist practitioners. UPR provides billing, practice management, and consulting services as an additional service line once the initial physician relationship has been established. UPR purchased the operations of Integrated Healthcare Systems, Inc. in July 1996 for $30,000.
The operating results of UPR are included in the consolidated financial statements of the Company since its incorporation.

MARKETS

   The Company currently operates in the kidney stone treatment market. In the United States, it is estimated that over 1,500,000 persons per year suffer from kidney stones and an estimated 375,000 patients per year are hospitalized with a primary kidney stone. Historically, approximately 180,000 of these patients have been treated with extracorporeal shockwave lithotripsy each year. With an estimated installed base of 380 lithotripters in the United States, there is a sufficient number of lithotripter to respond to this market.

   Outside the United States the incidence of kidney stones varies from country to country. The installed base of extracorporeal shockwave lithotripters is not as extensive as in the United States. Medstone has sold systems into Japan, Egypt, Russia, Israel, Saudi Arabia, U.A.E., and China.

   In a joint effort, Medstone and Ciba-Geigy ("Ciba") are preparing to submit application to the U.S. Food and Drug Administration ("FDA") to treat certain types of gallstones. Such treatment would include the use of the Medstone lithotripter to fragment the gallstones and Ciba's drug Actigall to dissolve the fragments. If the Medstone lithotripsy system were to receive such approval, it would be the only system approved to treat kidney stones and gallstones on the same equipment in the United States although no assurance can be given that such approval will ever be given. See "Governmental Regulation" below.

   In the United States, it is estimated that 20,000,000 persons have gallstones resulting in approximately 600,000 surgeries each year to remove these gallstones. At this time it is impossible to estimate the number of procedures that would be performed using the non-invasive lithotripsy/drug alternative.

   Medstone is also investigating the application of shockwave therapy for various orthopedic applications.

   The share of its markets that the Company will obtain will be dependent on successful development of new products, obtaining appropriate regulatory agency approvals, market acceptance of the products, the Company's ability to market, the alternative sources of equivalent products and future developments.

PRODUCTS

   The Medstone STS ("System") is presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a pre-market approval ("PMA") from the FDA in 1988 authorizing commercial use of the device for treating patients with kidney stones.


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

   The Company, as a vertically integrated manufacturer, also offers fee-for-service lithotripsy in the continental United States. It has placed its lithotripters in mobile trailers and contracts with hospitals, clinics, and ambulatory surgery centers to provide the equipment necessary to treat kidney stones, usually on an outpatient basis. This allows small and mid-size facilities in wide ranging geographic locations to access equipment and technology that would only be economically viable in larger population centers. There are currently over 80 sites in the United States that are active sites on the Company's mobile routes. The Company plans to continue to expand its customer base for lithotripsy services in future years.

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

   The Medstone STS is a non-invasive nonsurgical treatment for stones in the kidney and ureter called extracorporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

   Although most stones can be treated with nonsurgical methods, certain stones still require conventional surgery, particularly when there is internal scarring and obstruction. With conventional surgery, an incision is made over the stone site. The hospital stay and recovery period are several weeks longer than when more conservative techniques are used. Therefore, stones are treated with non-invasive methods when possible.

PRODUCTION

   Medstone manufactures, under FDA mandated Good Manufacturing Practice ("GMP") requirements, its devices at its plant in Aliso Viejo, California. The Company moved into its facility in March 1994. Subsequent to that move the Company was audited by the FDA and has received notification from the FDA enabling it to manufacture and market devices in that facility. The Company has existing capacity to produce sufficient quantities of its shockwave lithotripters to support its commercial needs for the foreseeable future.

PRODUCT DEVELOPMENT

   The Company has focused its research in 1996 on developments intended to improve performance and convenience, and also to reduce the size and costs of its lithotripter systems. The Company devotes significant resources to research and development, and will continue to invest significantly in proprietary products. During the years ended December 31, 1994, 1995, and 1996, the Company's expenditures for research and development totalled $1,076,033, $926,665, and $521,793, respectively.

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

PATENTS, COPYRIGHTS, TRADE SECRETS AND LICENSES

   The Company's policy is to secure and protect intellectual property rights relating to its technology. While Medstone believes that the protection of patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received or filed for certain patents or copyrights for its lithotripter operating systems.

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

   Future products of the Company are expected to address the urological market. The Company's competition will be determined in part by the particular urological disease to which the Company's potential products relate. An important factor in competition may be the timing of market introduction of its or competitive products. Accordingly, the relative speed with which Medstone can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities.

   The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

SHOCKWAVE LITHOTRIPTERS

   The Company's two principal competitors in shockwave lithotripsy are Dornier, a subsidiary of a Singapore-based conglomerate, and Siemens GmbH, a German electronic company. In addition, a number of other companies, both in the U.S. and foreign countries, have PMAs to sell their lithotripters for the treatment of kidney stones in the U.S. or are conducting clinical studies on the use of lithotripters for the treatment of kidney stones.

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

MOBILE LITHOTRIPSY SERVICES

   In the fee-for-service business segment, the Company competes with a number of service oriented medical businesses, in a fragmented and highly competitive industry, both nationally and locally. Moreover, certain of the Company's current and potential competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of operations in markets targeted by the Company. The Company has experienced competition in the acquisition of existing lithotripsy facilities and the development of relationships with treating physicians. The Company has experienced competition from hospitals or treating physicians who have opened their own lithotripsy facilities. Such competition could intensify in the event of a decrease in the purchase price of lithotripters or if the supply of new or used lithotripters increases over time.

   The Company's main competitors in the fee-for-service business are Prime Medical Services, Inc., a Texas-based mobile lithotripsy provider, Coram Healthcare, a Colorado-based healthcare concern, of which one operating entity owns lithotripsy provider partnerships, and other smaller regional and local providers.

SALES AND MARKETING

   The Company's current products and pipeline of products are targeted at the urology market. Medstone has a direct sales force, covering the continental United States. Outside the United States, the Company uses a network of distributors.

   The Company generates revenue from the sale of equipment, and also from the sale of software licenses, disposable supplies, procedure fees and service contracts to hospitals, physicians, and other health care providers.

   The Company offers to hospitals, surgery centers and physician groups lithotripsy services on a fee basis. In the current cost conscious healthcare environment many facilities do not have the patient flow to justify owning, or the available capital to purchase, a lithotripsy machine. These facilities are candidates for fee-for-service. In a fee-for-service arrangement the customer will sign a contract for a period of time, typically one to three years, and will pay a fixed fee for each patient treated on the lithotripter. Most often this service is provided by a lithotripter that is in a mobile van so a single machine can provide service over a wide geographic area. For facilities with adequate patient flow, fee-for-service can be provided with a fixed unit installed in that facility.

   Marketing for the Company's products is accomplished through advertisement in medical journals, direct mail, direct physician contact, company participation in various associations, product exhibition and telephonic marketing.

BACKLOG - SHOCKWAVE LITHOTRIPSY

   The Company's lithotripsy equipment sale backlog was $480,000 as of March 24, 1997 and $440,000 as of March 20, 1996. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

   With the maturity of Medstone's lithotripsy business, recurring revenues from fee for service and procedure fees and maintenance services have become a major source of Medstone's revenue stream. Maintenance services are generally provided under annual service contracts, and procedure and fee for service fees are earned based upon usage of the System.

HUMAN RESOURCES

   As of February 15, 1997, Medstone had 81 employees. Of the 81 employees, 7 are engaged directly in research and development activities, 12 are engaged in manufacturing, 17 are engaged in mobile operations, 15 are engaged in field service, 13 are engaged in sales and marketing and 17 are employed in general and administrative positions.

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

ITEM 2.    PROPERTIES

           In March 1994, the Company took occupancy of office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California, under an operating lease with an initial term of two years. The monthly lease rate was $12,500 through February 1996 and the first year extension was at a monthly lease rate of $12,862 and the second one-year option to extend the lease was exercised, extending the lease until March 1998 at a monthly lease rate of $13,360.

           UPR leases a 1,600 square foot office in Templeton, California under an operating lease which expires in October 1997.


ITEM 3.    LEGAL PROCEEDINGS

           The Company does not carry director and officer liability insurance, but does have indemnification agreements with its officers and directors.

           The Company was a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On June 20, 1996 the defendants and plaintiffs reached an agreement whereby a $6 million, non-recapturable settlement fund will be established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded a one-time, $5.5 million expense in the second quarter of 1996 to cover its portion of the settlement fund, with the first half paid on July 9, 1996 and the second half paid on August 15, 1996. All funds for the settlement were remitted by the Company, with the co-defendants having paid their portions to the Company.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's annual meeting of shareholders was held on July 23, 1996. At the meeting Frank R. Pope, David V. Radlinski, Donald Regan and Michael C. Tibbitts were elected directors.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

           Information regarding the Company's executive officers is included in Item 10 of Part III.

                                    PART II



ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           Prior to January 24, 1991, the Company's common stock was traded on the NASDAQ Stock Market under the symbol MSHK. On January 24, 1991, the Company changed its name to Cytocare, Inc. and began trading on the NASDAQ Stock Market under the symbol CYTI. On September 25, 1995, the Company changed its name to Medstone International, Inc. and began trading on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 1995 and December 31, 1996 as reported in the NASDAQ National Market System for the quarter indicated.

                                                                                HIGH                LOW
                                                                                ----                ---
           YEAR ENDED DECEMBER 31, 1995
           ----------------------------

           First quarter                                                      $ 6-1/8             $ 5
           Second quarter                                                       8-5/8               5-1/2
           Third quarter                                                        12                  7-1/2
           Fourth quarter                                                       12-1/2              8-7/8

           YEAR ENDED DECEMBER 31, 1996
           ----------------------------

           First quarter                                                      $ 12-1/8            $ 7-5/8
           Second quarter                                                       10-5/8              8
           Third quarter                                                        9-3/4               6-1/2
           Fourth quarter                                                       9-1/8               6-1/2


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

           At March 17, 1997, there were 342 stockholders of record and approximately 3,100 beneficial owners of the Company's Common Stock.

           On February 9, 1996, the Company distributed two stock dividends, one common share of both Endocare and of Urogen for each common share of Medstone to holders of record at the close of business on December 29, 1995. The shares represent a distribution of all the assets of these two subsidiaries of the Company which became separate public companies upon distribution. Those companies operate as separate entities as of January 1, 1996. (See Footnote 10 to the Company's Consolidated Financial Statements.)

           The Company has not paid any cash dividends during its two most recent fiscal years. The Company's board of directors does not presently anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share amounts)

                                                                    YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                         1996         1995        1994          1993        1992
                                                     ----------    ---------    --------     ---------   ---------
Revenues:
  Net equipment sales                                $    2,420    $   4,588    $  3,125     $   2,317   $   5,407
  Procedure and maintenance fees,
    and management fees                                  14,884       12,797      12,538        10,875       7,530
  Interest and dividends                                    676        1,005         642           481         631
                                                     ----------    ---------    --------     ---------   ---------

    Total revenues                                       17,980       18,390      16,305        13,673      13,568

Costs and expenses:
  Cost of sales                                           8,009        7,633       6,004         5,506       5,994
  Research and development                                  522          927       1,076         2,334       2,193
  Selling                                                 2,146        2,050       2,551         2,674       1,619
  General and administrative                              1,666        1,656       2,105         2,226       1,583
  Lawsuit settlement cost                                 5,500          ---         ---           ---         ---
  Legal and other expense                                   402          164          35           338         868
                                                     ----------    ---------    --------     ---------   ---------

    Total costs and expenses                             18,245       12,430      11,771        13,078      12,257
                                                     ----------    ---------    --------     ---------   ---------

Income (loss) from operations before income taxes          (265)       5,960       4,534           595       1,311
Minority interest                                           143          ---         ---           ---         ---
Provision for (benefit from) income taxes                  (170)       2,086         150            65         142
                                                     ----------    ---------    --------     ---------   ---------
Net income (loss)                                    $     (238)   $   3,874    $  4,384     $     530   $   1,169
                                                     ==========    =========    ========     =========   =========

Earnings (loss) per share:

  Primary net income (loss) per share                $     (.04)   $    .70     $    .82     $     .10   $     .22
                                                     ==========    =========    ========     =========   =========

  Fully diluted net income (loss) per share                 N/A    $     .69    $    .81     $     .10   $     .21
                                                     ==========    =========    ========     =========   =========




CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                                                                             DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1996         1995         1994         1993          1992
                                                     ----------    ---------    --------     ---------    ---------
Working capital                                       $ 14,983     $ 18,465     $ 16,658      $ 12,406     $ 11,434
Total assets                                            25,395       25,910       22,260        17,709       17,817
Total liabilities                                        4,230        3,753        2,809         2,935        3,707
Stockholders' equity                                    21,165       22,157       19,451        14,774       14,110

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business. On February 9, 1996, the Company distributed two stock dividends to stockholders of record on the close of trading on December 29, 1995. The two dividends represented distribution of all the assets and operations of the Endocare and Urogen divisions of the Company. Effective with the start of business on January 1, 1996 these two companies were no longer a part of the Medstone operations. Medstone retained 100,000 shares of each company. These two companies are separate, publicly-held companies.

           In March 1994, the Company moved into a smaller, more efficient facility at a substantial cost saving. This move did require a PMA supplement to be filed with the FDA and an audit from the FDA. The Company received notification from the FDA that the PMA Supplement was approved for manufacturing at the new facility.

           The Company as a manufacturer of capital medical devices has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 13 mobile systems and one fixed site in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

           In June 1996, the Company completed the acquisition of a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patient and insurers and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company's service orientation to the urologist practitioner. Both entities signify the Company's emphasis on growth through expansion of relationships and acquisition. See also Footnote 15 to the Company's Consolidated Financial Statements regarding the recent acquisition of a 60% interest in Southern Idaho Lithotripsy Associates, LLC, another "retail" provider of lithotripsy services.

           The Company began the year with approximately $17.6 million in cash and marketable securities, no debt, inventories of $1.8 million, and total assets of $25.9 million. After an acquisition , settlement of the class action lawsuit, investment in seven new mobile trailers and one fixed site system, the Company ended the year with approximately $11.0 million in cash and marketable securities, no debt, inventories of $2.5 million and total assets of $25.4 million.

           Through its continuing research and development, management of the Company is putting in place the scientific and engineering base it believes is necessary to carry it through the next phases of its growth plans.

           The Company was a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On June 20, 1996 the defendants and plaintiffs reached an agreement whereby a $6 million, non-recapturable settlement fund will be established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded a one-time, $5.5 million expense in the second quarter of 1996 to cover its portion of the settlement fund, with the first half paid on July 9, 1996 and the second half paid on August 15, 1996. All funds for the settlement were remitted by the Company, with the co-defendants paying their portions to the Company. (See Item 3. Legal Proceedings).

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

           In 1996, the Company negotiated with Coram Healthcare ("Coram") for the right to purchase the lithotripsy related operations of Coram. In October 1996, negotiations ceased and, upon Coram's subsequent acquisition by Integrated Health Services, Inc., a breakup fee clause was enacted and the Company is entitled to reimbursement of $1.25 million of certain documented out-of-pocket expenses relating to the attempted acquisition and related financing. The Company is scheduled to receive the first reimbursement before the end of the first quarter of 1997.

           ASSETS

           Cash and equivalents and short-term investments decreased by $6,594,000 at December 31, 1996 from December 31, 1995 due to the Company's capital acquisitions, settlement of the class action lawsuit, and purchase of the Northern Nevada operation. All of the Company's invested cash balance is invested in U.S. Treasury Bills at rates of 4.7% to 5.1%.

           Accounts receivable increased by $1,178,000 from December 31, 1995 to December 31, 1996 due to the addition of the Northern Nevada receivables and a much higher number of customers utilizing the fee-for-service program. No receivables were written off against the accounts receivable reserves in 1996.

           Inventories increased by $695,000 at December 31, 1996 from December 31, 1995 due to expansion of the Company's manufacturing effort to meet delivery schedules of units to be shipped in early 1997.

           Note receivable increased by $1,250,000 in the current year due to the Company's reimbursement agreement from Coram Healthcare for certain expenses related to the Company's bid to acquire the lithotripsy operations of Coram.

           Prepaid expenses and other current assets decreased by $276,000 due to the Company's shorter investment maturity schedule.

           Property and equipment increased by $2,735,000 from December 31, 1995 to December 31, 1996 primarily as a result of the purchase of mobile vans used in the mobile lithotripsy operations, partially offset by the distribution of the Endocare and Urogen assets.

           Goodwill, net, increased by $1,119,000 in the current year due to the purchase of Northern Nevada and the allocation of purchase price to the assets purchased.

           Other assets decreased by $372,000 in the current year due to last year's deposits for the manufacture of new mobile vans which were delivered in 1996.

           LIABILITIES

           Accounts payable at December 31, 1996 increased by $1,367,000 compared to December 31, 1995 due to expenses to be paid in connection with the Company's attempted acquisition of the lithotripsy related operations of Coram.

           Accrued income taxes increased $275,000 in the current year due to allocations between payables and deferred tax assets.

           Deferred revenue increased $316,000 in the current year due to prepayment of several years of maintenance and patient treatments by a new customer.

           Dividends payable at December 31, 1996 decreased by $1,966,000 due to the distribution of the stock dividend on February 9, 1996 of a share of Common Stock of both Endocare and Urogen for each share of the Company held on December 29, 1995.

           Deferred tax liabilities increased by $269,000 from December 31, 1995 to December 31, 1996 due to a difference between tax and book depreciation expense.

           Minority interest increased by $111,000 due to the acquisition in 1996 of Northern Nevada, of which the Company is a 60% owner.

           STOCKHOLDERS' EQUITY

           Additional paid-in-capital increased $159,000 in the current year due to the exercise of common stock options held by employees and associated tax benefits.

           Treasury Stock increased by $908,000 due to the Company's repurchase of 112,800 shares of its common stock under the repurchase program initiated in 1996.


RESULTS OF OPERATIONS

           YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

           Total revenues decreased slightly to $18.0 million, or 2% for the year ended December 31, 1996 when compared to revenues of $18.4 million in the year ended December 31, 1995. The revenues from equipment sales decreased by 47% as both the number of units and the average unit selling price decreased. Also decreasing was the revenue from equipment upgrades when compared to 1995.

           Revenue from procedure and maintenance fees, or recurring revenue, increased by $2.1 million, or 16%, from 1995 levels due to the Company's continued success in its fee-for-service business, continued growth in revenue from procedure fees on third-party owned equipment, and the addition of the Northern Nevada "direct" revenues. Volume on company owned mobile lithotripsy units increased by 43% in 1996 when compared to 1995. Procedure revenue increased by 9% in 1996 when compared to 1995 as the volume on third party owned equipment continued to grow. Revenues acquired with Northern Nevada increase the per patient revenue due to the revenue recognized when billing patients or insurers when compared to the revenue from billing providers. Partially offsetting these gains was the loss of the Endocare revenues, which totalled $951,000 in 1995, which were spun out effective January 1, 1996.

           Interest income decreased by 33% in 1996 when compared to 1995 due to dramatically lower average invested cash balances which resulted from the large capital expenditures for mobile lithotripsy trailers and the settlement of the class action lawsuit.

           Cost of equipment sales in 1996 decreased by 38% in 1996 from 1995 levels due to the lower number of unit shipments in the year. Gross margins on equipment and equipment upgrades decreased due to the decrease in average unit selling prices.

           Cost of recurring revenues increased by $1,158,000, or 21%, in 1996 when compared to 1995 due to the additional costs associated with the eight additional fee-for-service vans placed in service in 1996, which include depreciation, van movement costs, and staffing costs. Gross margins decreased due to lower than optimal utilization on the newer vans placed in service.

           Research and development costs decreased in 1996 by 44% when compared to 1995 levels due to 1995's level of expenses associated with numerous Endocare new product development projects, most of which became salable new product lines before completion of the spinout of Endocare. In 1996 the Company concentrated its research efforts on lithotripsy products.

           Selling expenses increased by $96,000, or 5%, in 1996 when compared to 1995 due to the additional sales staff and associated expenses for travel, along with the costs of product brochures as the Company expanded its mobile fee-for-service program from a Western United States concentration to include the Southwest, Southeast and Northeastern areas of the country. The Company also increased its efforts in connection with international sales in 1996.

           General and administrative expenses remained constant, with an increase of less than 1% in 1996 compared to 1995 expenses. Administrative staff expenses of Endocare, spun out at the end of 1995, were offset by staff expenses for UPR and Northern Nevada.

           Other income/expense, net increased by $239,000 in 1996 when compared to 1995 due to the litigation preparation expenses for the class action litigation incurred before settlement of the action, partially offset by the gain on the sale of securities held for investment.

           Lawsuit settlement costs increased by $5.5 million due to the expense recorded for the out-of-court settlement reached by the plaintiffs and defendants, of which the Company was a co-defendant, on the class action lawsuit that had been in existence since 1989. This settlement charge represents closure of all open charges against the Company.

           Minority interest expense of $143,000 represents the minority shareholder's interest in the results of operations of Northern Nevada.

           Provision for (benefit from) income taxes recognizes the tax benefit in 1996 of the net operating loss carryforwards generated in 1996 with that carryforward expected to be utilized in future periods.

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

           Legal and other expenses increased primarily due to the expenses associated with the Company's increased effort in preparation of defense of the class-action lawsuit scheduled for trial in May 1996.

           The Company's tax provision increased by $1.9 million from 1994 to 1995 due to the booking in 1994 of deferred tax assets and the Company providing for taxes at approximately statutory rates in 1995.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1996, the Company had cash and short-term investments of approximately $11.0 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988.

           The Company's long-term capital expenditure requirements will depend upon numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the cost of acquisition and/or new revenue opportunities, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

           The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1997. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

BUSINESS ACQUISITION

           As of March 18, 1997 the Company has completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates, LLC, an operator of a "retail" lithotripsy operation in Southern Idaho, for a purchase price of $2.3 million in cash. The assets, liabilities and operating results of Southern Idaho Lithotripsy Associates, LLC will be consolidated effective March 1, 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

           Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objections, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth; (iii) the Company's businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes could adversely affect the Company's plans and results of operations; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                 The following are the directors of the Company:

          NAME                         AGE             PRINCIPAL OCCUPATION
          ----                         ---             --------------------
          David V. Radlinski            52             Chairman of the Board and
                                                       Chief Executive Officer of the Company

          Frank R. Pope                 47             Managing Director
                                                       Verdigris Capital

          Donald John Regan             62             Vice President and General Counsel
                                                       Kinsell, O'Neil, Newcomb & De Dios, Inc.

          Michael C. Tibbitts           49             Officer and Vice President of Business Development
                                                       Gulf South Medical Supply, Inc.

     Mr. Radlinski has been the Chairman of the Board and Chief Executive Officer of the Company since September 1995. He had been the President of the Company's subsidiary, Medstone International, Inc. and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995. From July 1987 to January 1991, he was the Company's Executive Vice President of Finance, Chief Financial Officer and Secretary. From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactures computer printers.

     Mr. Pope is Managing Director of Verdigris Capital, a private investment banking firm. From April 1981 to October 1996, Mr. Pope was a General Partner with Technology Funding, a venture capital investment firm. He was also the Executive Vice President, Chief Financial Officer and a director of Technology Funding Inc. Mr. Pope is also a director of Thermatrix, Inc. and a director and officer of Advanced BioCatalytics Corp. Mr. Pope is a C.P.A. and a member of the California Bar. He has been a director of the Company since January 1991.

     Mr. Regan is currently the Vice President and General Counsel of Kinsell, O'Neal, Newcomb & De Dios, Inc., a municipal securities investment banking firm. Mr. Regan has practiced securities, municipal finance, nonprofit corporation, real estate, and business transactions law for over thirty years. He is a member of the National Association of Bond Lawyers, has published several articles on securities law and served as a lecturer for the Practicing Law Institute. He specializes in revenue and project finance bonds. He is also a founding owner of and remains as special counsel to ARV Assisted Living, Inc., a developer of residential retirement facilities and the largest provider of assisted living services in the United States. He has been a director of the Company since September 1995.

     Mr. Tibbitts, who was elected to the Board of Directors on May 13, 1996, has been with Gulf South Medical Supply, Inc. since 1991 as an officer and Vice President of Business Development. Prior to joining that corporation, he was employed for 19 years by Johnson & Johnson in two divisions: Sterile Design (which manufactured and marketed kit packages) and Surgikos (which manufactured and marketed surgical supplies). He has been a Director of the Company since May 1996.

EXECUTIVE OFFICERS

     The names, ages and positions of all the executive officers of the Company as of March 1997 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

          NAME                        AGE       POSITION
          ----                        ---       --------
      David V. Radlinski              52        Chief Executive Officer and Chairman of the Board

      Thomas W. Gardner               43        Executive Vice President of Sales
                                                and Marketing

      Mark Selawski                   41        Vice President of Finance,
                                                Chief Financial Officer and Secretary


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

      Mr. Gardner has been the Company's Executive Vice President of Sales and Marketing since July 1995. He served as President of the Company's subsidiary,
Endocare, Inc. from January 1995 to July 1995.   He served as the President of
the Company's Medical Biology Division from March 1, 1993 to January 1995. He was a Vice President of Domestic Sales for the Company from November 1990 until February 1993. Prior to that he had served as the Vice President of Sales since November 1984.

      Mr. Selawski has been the Chief Financial Officer, Vice President of Finance and Secretary of the Company since September 1995. He had previously served as the Company's Manager of Planning and Analysis since joining the Company in 1988. Prior to joining the Company he held various finance management positions with several high-tech manufacturing companies.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Company is not aware of any director, officer, or 10% shareholder who during 1996 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934, except as follows. Michael C. Tibbitts was late in filing a Form 3 relating to his becoming a director of the Company. Mr. Tibbitts, Mr. Pope and Mr. Regan did not timely file Form 4 relating option grants to them. Mr. Radlinski and Mr. Selawski filed amendments to Form 4 which they had timely filed relating to the exercise and receipts of stock options.

ITEM 11.                     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers during fiscal 1996.


                         SUMMARY OF COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                     ---------------------------------
                                            ANNUAL COMPENSATION                                     AWARDS                 PAYOUTS
                              ---------------------------------------------------    ---------------------------------  ------------
    NAME                                                                OTHER       RESTRICTED  SECURITIES
    AND                                                                 ANNUAL        STOCK     UNDERLYING     LTIP     ALL OTHER
  PRINCIPAL                   FISCAL     SALARY           BONUS      COMPENSATION    AWARDS(S)     OPTIONS     PAYOUTS  COMPENSATION
  POSITION                     YEAR      ($)(1)            ($)            ($)           ($)        (#)(2)        ($)         ($)
  --------                    ------     -------         -------     ------------    ----------  ----------    -------  ------------
David V. Radlinski (3)         1996      200,100           ---            ---           ---       50,000         ---          ---
Chairman of the Board and      1995      181,250           ---            ---           ---      150,000         ---          ---
Chief Executive Officer        1994      175,000           ---            ---           ---          ---         ---          ---

Mark Selawski (4)              1996       85,600           ---            ---           ---       20,000         ---          ---
Chief Financial Officer, Vice  1995       72,730         7,500            ---           ---       20,000         ---          ---
President of Finance           1994
and Secretary

Thomas W. Gardner              1996       95,600           ---         35,349           ---          ---         ---          ---
Executive Vice President of    1995       83,750        20,000          2,815           ---       40,000         ---          ---
Sales and Marketing            1994       95,000           ---            ---           ---          ---         ---          ---

---------------------------------
(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1996, 1995 and 1994 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.
(2)    Options to acquire shares of Common Stock.
(3) Mr. Radlinski served as the Chief Financial Officer and Secretary of the Company until his election as Chairman of the Board and Chief Executive Officer on September 21, 1995.
(4) Mr. Selawski was appointed Chief Financial Officer, Vice President of Finance and Secretary on September 21, 1995.

STOCK OPTION GRANTS DURING 1996

     The following table provides information related to the stock options granted in 1996.

                                                                                    POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF
                                                                                        STOCK PRICE
                                                                                      APPRECIATION FOR
                               INDIVIDUAL GRANTS                                         OPTION TERM
--------------------------------------------------------------------------          ---------------------
                                     % OF TOTAL
                         SHARES       EMPLOYEE
                       UNDERLYING      OPTIONS      EXERCISE
                         OPTIONS     GRANTED  IN      PRICE     EXPIRATION
         NAME              (#)       FISCAL YEAR    ($/SHARE)      DATE             5% ($)        10% ($)
         ----          ----------    -----------    ---------   ----------          ------        -------
 David V. Radlinski      50,000          24%          7.13        7/23/02          121,210        274,505

 Mark Selawski           20,000          9%           7.13        7/23/02           48,484        109,802



STOCK OPTIONS HELD AT END OF FISCAL YEAR

        The following table provides information related to options exercised during 1996 and options held by the named executive officers at December 31, 1996.

                                                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                                          OPTIONS AT FY-END (#)           OPTIONSAT FY-END ($)(2)
                            SHARES ACQUIRED                         --------------------------------    ---------------------------
            NAME             ON EXERCISE(#)   VALUE REALIZED($)(1)  EXERCISABLE        UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
            ----            ---------------   --------------------  -----------        -------------    -----------   -------------
David V. Radlinski              61,000              355,450           43,333              156,667          1,041         11,458
Thomas W. Gardner                  ---                  ---           11,333               28,667            ---            ---
     Mark Selawski               4,611               27,429            7,333               32,667            417          4,583

-------------------------------------
(1) The value is calculated based on the difference between the option exercise price and the market price for the Company's Common Stock on the exercise date, multiplied by the number of shares purchased. For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.
(2) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 1996 was $7.38. Value is calculated on the basis of the difference between the option exercise price and $7.38, multiplied by the number of shares of Common Stock underlying the option.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996 Donald J. Regan and Frank R. Pope served as the members of the Company's Compensation Committee. Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries. During 1996 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

COMPENSATION OF DIRECTORS

     The Company currently compensates Messrs. Regan and Tibbitts $1,000 per meeting for their services, in addition to reimbursement to all directors for expenses incurred by them in connection with the Company's business.

     Under the Nonemployee Director Stock Option Plan, each new nonemployee director is automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date, but will not be initially exercisable until six months after the grant date. The exercise price of each option will equal the fair market value of the underlying Common Stock on the date the option is granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board.
Under this plan, Mr. Pope was granted 5,000 shares at $2.38 per share in January 1992, Mr. Regan was granted 5,000 shares in September 1995 at $11.88 and Mr. Tibbitts was granted 5,000 shares at $8.63 per share in May 1996.

     As additional compensation, each current nonemployee director of the Company has received an option to purchase up to 15,000 shares of the Company's Common Stock. The options issued to Mssrs. Pope and Tibbitts and Regan were issued in November 1996 and have exercise prices of $7.13 per share. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remains on the Company's board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the board.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 1, 1997 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors and nominees for director, by each of the executive officers named in the Executive Compensation in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 1, 1997.

                                                                                NUMBER OF SHARES
                                                             BENEFICIALLY         PERCENTAGE OF
            NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED(1)              OWNERSHIP
           ------------------------------------             -------------       -----------------
          The Kaufmann Fund                                     480,500               9.0%
             140 E. 45th Street, 43rd Floor
             New York, NY  10017

          Hathaway & Associates, Ltd.                           375,000               7.0%
             119 Rowayton Avenue
             Rowayton, CT  06853

          David V. Radlinski(2)(3)                              195,815(4)            3.6%
             100 Columbia, Suite 100
             Aliso Viejo, CA  92656

          Thomas W. Gardner(3)                                  122,656(5)            2.3%
             100 Columbia, Suite 100
             Aliso Viejo, CA  92656

          Mark Selawski(3)                                       14,180(6)             (10)
             100 Columbia, Suite 100
             Aliso Viejo, CA  92656

          Frank R. Pope(2)                                        9,250(8)             (10)
             25 Preston Road
             Woodside, CA  94062

          Donald J. Regan(2)                                     14,183(7)             (10)
             462 Stevens Avenue, Suite 308
             Solana Beach, CA  92075

          Michael C. Tibbitts(2)                                  5,167(9)             (10)
             27001 La Paz Road, Suite 448B
             Mission Viejo, CA  92691

          All executive officers and directors
             as a group (6 persons) (11)                        356,084               6.43%
---------------

(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.
(2)  Director of the Company.
(3)  Executive officer of the Company.
(4) Includes 56,667 shares issuable upon exercise of presently outstanding stock options.
(5) Includes 14,000 shares issuable upon exercise of presently outstanding stock options.
(6) Includes 10,000 shares issuable upon exercise of presently outstanding stock options.
(7) Includes 7,583 shares issuable upon exercise of presently outstanding stock options.
(8) Includes 7,250 shares issuable upon exercise of presently outstanding stock options.
(9) Includes 3,167 shares issuable upon exercise of presently outstanding stock options.
(10) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock
(11) Includes 98,667 shares issuable upon exercise of presently outstanding stock options.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In June 1991, the Company agreed to loan Cardiac Science, Inc. up to $220,000 to provide working capital pursuant to the terms of a revolving note agreement. The unpaid principal amount of the loan, together with interest accrued thereon at the rate of 10% per annum, was due and payable to Medstone in December 1991. Medstone then agreed to extend this note and to loan additional amounts to Cardiac Science, Inc. As of April 30, 1992, the Company had loaned Cardiac Science, Inc. approximately $310,000. In April 1992, the Company agreed to extend its initial loan to Cardiac Science, Inc. and to loan Cardiac Science, Inc. an additional $200,000. These loans bore interest at a rate of 8% per annum, payable quarterly, and were secured by Cardiac Science's assets and were to mature on the earlier of April 1, 1995 or the closing of the initial public offering of Cardiac Science's Common Stock. Cardiac Science, Inc. had the option to pay the interest on the notes in either cash or shares of its common stock valued at $.15 per share. To pay such interest, Cardiac Science, Inc. had issued 419,054 shares of its common stock to the Company as of December 31, 1995. In connection with such loan extension and the agreement to make additional loans, Cardiac Science issued to Medstone 3,400,000 warrants to purchase shares of its common stock at $.15 per share for an aggregate exercise price of up to $510,000.

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

     In April 1996, the Company exercised warrants to purchase 680,000 shares and Cardiac Science utilized the proceeds therefrom ($102,000) to pay off the remaining note balance and related interest. After completion of this transaction, the Company executed a release of the lien on Cardiac Science's assets.

     As of December 31, 1996, the Company held 6,248,822 shares of Cardiac Science Common Stock. This investment is recorded at a cost of $750,054 and the Company currently does not expect to realize this investment, therefore a corresponding valuation reserve has been established, making the net investment carrying value $0.

     Separately, the Company advanced amounts to Cardiac Science for health insurance. These amounts were to be repaid by Cardiac Science on a month-to-month basis. As of December 31, 1996, $2,895 had been advanced to Cardiac Science.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

    (a)    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                       Page
                                                                                                                            ----
           1.   Consolidated Financial Statements
                     Report of Independent Auditors                                                                           23
                     Consolidated Balance Sheets at December 31, 1996 and 1995                                                24
                     Consolidated Statements of Operations for the
                          years ended December 31, 1996, 1995 and 1994                                                        25
                     Consolidated Statements of Stockholders' Equity
                          for the years ended December 31, 1996, 1995 and 1994                                                26
                     Consolidated Statements of Cash Flows for the
                          years ended December 31, 1996, 1995 and 1994                                                        27
                     Notes to Consolidated Financial Statements                                                               28

           2.   Schedule to Consolidated Financial Statements
                     Schedule II - Valuation and Qualifying Accounts                                                          37
                     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (b)    REPORTS ON FORM 8-K
           There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1996.

    (c)    EXHIBITS

           EXHIBIT NO.                   DESCRIPTION
           -----------   ----------------------------------------
              3.1        Certificate of Incorporation of the Company, as amended (1)
              3.2        Bylaws of the Company, as amended (1)
              4.2        Specimen Certificate of the Company's Common Stock (2)
             10.26       1989 Stock Incentive Plan (3)(4)
             10.27       Non-employee Director Stock Option Plan (3)(4)
             10.28       Facility Lease on 100 Columbia (5)
             11.1        Schedule of Computation of Per Share Information (See page 39 hereof)
             22.1        Subsidiaries (See page 40 hereof)
             23.1        Consent of Independent Auditors (see page 41 hereof)
             27          Financial Data Schedule
             28.2        Form of Cytocare, Inc. Information Statement - Distribution to Shareholders of Stock of Cardiac
                         Science, Inc. (6)
             28.3        Form of Medstone International, Inc. Information Statement - Distribution to Shareholders of Stock of
                         Endocare, Inc. and UroGen Corp. (7)

           ----------------------------
           (1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, and incorporated herein by reference.
           (2) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and incorporated herein by reference.
           (3) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.
           (4)    Compensatory plan or arrangement.
           (5) Previously filed with the same exhibit number with the Company's annual report on Form 10-K for the year ended December 31, 1993.
           (6) Previously filed with the same exhibit number with the Company's current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.
           (7) Previously filed with the Company's current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.

                         Report of Independent Auditors




Stockholders and Board of Directors
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP



Orange County, California
February 14, 1997

                          MEDSTONE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                      ---------------------------------------
                                                                            1996                      1995
                                                                      ---------------          --------------
                                                    ASSETS
Current assets:
    Cash and equivalents                                              $     3,906,961          $    3,108,741
    Short-term investments                                                  7,102,170              14,494,717
    Accounts receivable, less allowance for doubtful accounts of
         $220,000 and $207,000 in 1996 and 1995, respectively               2,686,985               1,509,407
    Inventories                                                             2,459,779               1,764,636
    Deferred tax assets                                                     1,061,000                 698,000
    Note receivable                                                         1,250,000                     ---
    Prepaid expenses and other current assets                                 243,271                 519,542
                                                                      ---------------          --------------
Total current assets                                                       18,710,166              22,095,043

Property and equipment:
    Lithotripters                                                           7,289,845               3,627,628
    Equipment                                                                 876,809               1,637,529
    Furniture and fixtures                                                  1,007,292               1,174,009
    Leasehold improvements                                                     89,764                  89,764
                                                                      ---------------          --------------
                                                                            9,263,710               6,528,930
    Less accumulated depreciation and amortization                         (3,740,973)             (3,129,955)
                                                                      ---------------          --------------
         Net property and equipment                                         5,522,737               3,398,975
                                                                      ---------------          --------------

Goodwill, net                                                               1,118,583                     ---
Other assets, net                                                              43,805                 415,838
                                                                      ---------------          --------------
                                                                      $    25,395,291          $   25,909,856
                                                                      ===============          ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $     1,760,922          $      393,542
    Accrued expenses                                                          209,512                 236,197
    Accrued income taxes                                                      376,172                 101,293
    Accrued payroll expenses                                                  338,461                 206,120
    Deferred revenue                                                        1,042,043                 726,260
    Dividends payable                                                             ---               1,966,216
                                                                      ---------------          --------------
        Total current liabilities                                           3,727,110               3,629,628

Deferred tax liabilities                                                      392,000                 123,000
Minority interest                                                             111,172                     ---
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000 shares authorized,
       5,578,403 and 5,516,528 shares issued and outstanding at
       December 31, 1996 and 1995, respectively                                22,314                  22,066
    Additional paid-in capital                                             18,715,068              18,555,983
    Accumulated earnings                                                    3,471,965               3,710,436
    Stock purchase notes receivable                                          (134,800)               (134,800)
    Unrealized gain (loss) on short-term investments                           (1,168)                  3,543
    Treasury stock (112,800 shares at cost at December 31,
        1996 and 0 shares at December 31, 1995)                              (908,370)                    ---
                                                                      ---------------          --------------
        Total stockholders' equity                                         21,165,009              22,157,228
                                                                      ---------------          --------------
                                                                      $    25,395,291          $   25,909,856
                                                                      ===============          ==============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            FOR THE YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                   1996               1995               1994
                                              --------------    ---------------     ---------------
Revenues:
    Net equipment sales                       $    2,420,000    $     4,588,015     $     3,125,495
    Procedures and maintenance fees
      and management fees                         14,883,598         12,797,608          12,537,264
    Interest and dividend income                     675,967          1,004,655             642,058
                                              --------------    ---------------     ---------------
        Total revenues                            17,979,565         18,390,278          16,304,817

Costs and expenses:
    Cost of equipment sales                        1,298,427          2,080,747           1,139,805
    Costs related to procedure
      and maintenance fees and
        laser catheters                            6,710,645          5,552,354           4,863,595
    Research and development                         521,793            926,665           1,076,033
    Selling                                        2,145,759          2,050,109           2,551,088
    General and administrative                     1,666,164          1,656,455           2,105,324
    Lawsuit settlement costs                       5,500,000                ---                 ---
    Legal and other expense                          402,673            163,621              34,770
                                              --------------    ---------------     ---------------

        Total costs and expenses                  18,245,461         12,429,951          11,770,615
                                              --------------    ---------------     ---------------

Income (loss) before provision for/
  benefit from income taxes                         (265,896)         5,960,327           4,534,202
Minority interest in subsidiary income               142,575                ---                 ---
Provision (benefit) for income taxes                (170,000)         2,086,000             150,000
                                              --------------    ---------------     ---------------
Net income (loss)                             $     (238,471)   $     3,874,327     $     4,384,202
                                              ==============    ===============     ===============

Net income (loss) per share:

    Primary net income (loss)                 $         (.04)   $           .70     $           .82
                                              ==============    ===============     ===============
                Fully diluted net income               N/A      $           .69     $           .81
                                              ==============    ===============     ===============

Number of shares used in the computation
  of net income (loss) per share:
    Primary                                        5,517,976          5,544,831           5,350,404
                                              ==============    ===============     ===============
    Fully diluted                                      N/A            5,618,231           5,427,685
                                              ==============    ===============     ===============


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                           COMMON STOCK
                       -------------------    ADDITIONAL   ACCUMULATED                    UNREALIZED LOSS
                       NUMBER OF               PAID-IN       EARNINGS    STOCK PURCHASE    ON SHORT-TERM    TREASURY
                        SHARES      AMOUNT     CAPITAL      (DEFICIT)    NOTE RECEIVABLE    INVESTMENTS       STOCK        TOTAL
                       ---------  --------  ------------  -------------  ---------------  ---------------  ----------  ------------
BALANCE AT
  DECEMBER 31, 1993    4,871,268  $ 19,485  $ 17,336,245  $ (2,581,877)    $      ---        $     ---     $      ---  $ 14,773,853

Common stock options
  exercised               73,335       293       139,397           ---            ---              ---            ---       139,690

Income tax benefit
  from stock options         ---       ---       200,000           ---            ---              ---            ---       200,000

Unrealized loss on
  short-term
  investments                ---       ---           ---           ---            ---          (46,279)           ---       (46,279)

Net income                   ---       ---           ---     4,384,202            ---              ---            ---     4,384,202
                       ---------  --------  ------------  ------------   ------------     ------------     ----------  ------------

BALANCE AT
  DECEMBER 31, 1994    4,944,603    19,778    17,675,642     1,802,325              0          (46,279)             0    19,451,466

Common stock options
  exercised              571,925     2,288       670,341           ---       (134,800)             ---            ---       537,829

Income tax benefit
  from stock options         ---       ---       210,000           ---            ---              ---            ---       210,000

Unrealized gain on
  short-term
  investments                ---       ---           ---           ---            ---           49,822            ---        49,822

Dividend declared            ---       ---           ---    (1,966,216)           ---              ---            ---    (1,966,216)

Net income                   ---       ---           ---     3,874,327            ---              ---            ---     3,874,327
                       ---------  --------  ------------  ------------   ------------     ------------     ----------  ------------

BALANCE AT
  DECEMBER 31, 1995    5,516,528    22,066    18,555,983     3,710,436       (134,800)           3,543              0    22,157,228

Common stock
  options exercised       61,875       248        96,085           ---            ---              ---            ---        96,333

Income tax benefit
  from stock options         ---       ---        63,000           ---            ---              ---            ---        63,000

Treasury stock
  repurchased           (112,800)       --            ---          ---            ---              ---       (908,370)     (908,370)

Unrealized loss on
  short-term
  investments                ---       ---           ---           ---            ---           (4,711)           ---        (4,711)

Net income (loss)            ---       ---           ---      (238,471)           ---              ---            ---      (238,471)
                       ---------  --------  ------------  ------------   ------------     ------------     ----------  ------------
BALANCE AT
  DECEMBER 31, 1996    5,465,603  $ 22,314  $ 18,715,068  $  3,471,965   $   (134,800)    $     (1,168)    $ (908,370) $ 21,165,009
                       =========  ========  ============  ============   ============     ============     ==========  ============


                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                            1996                1995                 1994
                                                       --------------      ----------------     ---------------
Cash flows from operating activities:
  Net income (loss)                                     $    (238,471)      $     3,874,327      $    4,384,202
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                        1,244,840              945,050             914,021
        Provision for doubtful accounts                         60,000                  ---             140,000
        Provision for related party loan                           ---                1,315              34,849
        Provision for excess inventories                      (136,884)                 ---                 ---
        Minority interest in partnership                       142,575                  ---                 ---
        Changes in operating assets and liabilities:
            Accounts receivable                               (934,923)             308,646            (336,390)
            Inventories                                       (777,557)            (961,695)           (616,946)
            Deferred taxes                                     (94,000)             205,000            (780,000)
            Note receivable                                 (1,250,000)                 ---                 ---
            Prepaid expenses and other                         355,207             (124,947)            147,257
            Accounts payable                                 1,356,997             (127,954)           (136,231)
            Accrued expenses                                   (25,753)            (133,677)            (89,759)
            Accrued income taxes                               251,608             (290,483)            (26,962)
            Accrued payroll expenses                           132,341             (202,764)            101,952
            Deferred revenue                                   317,411               83,709             140,130
            Customer deposits                                      ---              (39,068)           (140,750)
            Other, net                                        (216,995)            (393,338)             28,203
                                                        --------------      ---------------      --------------
            Net cash provided by operating activities          186,396            3,144,121           3,763,576
                                                        --------------      ---------------      --------------
Cash flows from investing activities:
  Purchases of investments available for sale              (16,918,215)         (18,744,464)        (23,165,800)
  Proceeds from sales of investments available for sale     24,306,051           17,448,155          19,122,614
  Related party loan                                               ---                5,782             (39,774)
  Purchase of subsidiary                                    (1,350,000)                 ---                 ---
  Investment by minority in partnership                       (162,028)                 ---                 ---
  Distribution of minority interest                            (64,403)                 ---                 ---
  Purchases of property and equipment                       (3,392,627)          (1,220,503)         (1,009,218)
  Disposals of property and equipment                            5,083              676,225              40,145
                                                        --------------      ---------------      --------------
            Net cash provided by (used in)
              investing activities                           2,423,861           (1,834,805)         (5,052,033)
                                                        --------------      ---------------      --------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        96,333              537,829             139,690
  Purchase of treasury stock                                  (908,370)                 ---                 ---
  Dividends paid                                            (1,000,000)                 ---                 ---
                                                        --------------      ---------------      --------------
            Net cash provided by (used in)
              financing activities                          (1,812,037)             537,829             139,690

Net increase (decrease) in cash and equivalents                798,220            1,847,145          (1,148,767)
Cash and equivalents at beginning of year                    3,108,741            1,261,596           2,410,363
                                                        --------------      ---------------      --------------
Cash and equivalents at end of year                     $    3,906,961      $     3,108,741      $    1,261,596
                                                        ==============      ===============      ==============

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Income taxes                                        $      554,136      $     2,173,390      $      956,962

Supplemental schedule of noncash investing
  and financing activities:
    Tax benefit of employee stock options               $       63,000      $       210,000      $      200,000
    Dividends declared                                  $          ---      $     1,966,216      $          ---


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.       ORGANIZATION AND OPERATIONS OF THE COMPANY

         Medstone International, Inc. ("Medstone"), was incorporated in Delaware in October 1984. The Company designs, manufactures and markets the Medstone STSTM Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the System.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company, United Physicians Resources, a physicians practice management operation, incorporated in June 1996 by the Company and in which the Company has a 61% ownership interest, Northern Nevada Lithotripsy Associates, LLC, a Nevada Limited Liability Company in which the Company holds a 60% ownership interest (See Note 12), and Medstone Sales Corporation, a foreign sales corporation. All material intercompany transactions and accounts have been eliminated.

         Reclassifications

         Certain prior year balances have been reclassified to conform with the December 31, 1996 presentation.

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

         The Company had net non-cash transfers of inventory into fixed assets of $1,376,000, $804,000 and $630,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

         The Company had net non-cash transfers of accounts receivable, inventory, prepaid expenses, fixed assets, accounts payable accrued expenses and deferred revenue totalling $966,000 in 1996 in the form of a dividend as a result of the spinout of the Endocare, Inc. and Urogen, Inc. subsidiaries.

         Short-term Investments

         Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption did not have a significant impact on the Company's consolidated financial statements. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

         The Company invests primarily in U.S. government securities and corporate obligations. As of December 31, 1996 and December 31, 1995, investments are summarized as follows:

                                                   GROSS            GROSS
                                                UNREALIZED       UNREALIZED          FAIR
                                  COST             GAINS            LOSS             VALUE
                               -------------    ------------    -------------     --------------
   1996
   U.S. Treasury Bills         $   7,104,024    $       ---     $       1,854     $    7,102,170

   1995
   U.S. Treasury Bills         $  14,489,267    $     5,450     $         ---     $   14,494,717

         No gains or losses were realized in 1996 and 1995.

         The amortized cost and estimated fair value of investments at December 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                  COST              FAIR VALUE
                               --------------      -------------
   Due in one year or less     $    7,104,024      $   7,102,170

         Concentrations of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company's marketable securities consist principally of U.S. Treasury Bills.

         The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 20% of accounts receivable at December 31, 1996.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                       December 31,
                                                       ------------------------------------
                                                              1996                 1995
                                                       ----------------    ----------------
         Raw materials                                 $      1,353,993    $      1,235,161
         Work in process                                        255,776             190,002
         Finished goods                                         850,010             339,473
                                                       ----------------    ----------------
                                                       $      2,459,779    $      1,764,636
                                                       ================    ================

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

         Advertising

         The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred. Advertising expense was $107,000, $124,000 and $156,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

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

         Long-Lived Assets

         The financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121), in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flow can be directly attributable to long-lived assets. The Company adopted SFAS No. 121 on January 1, 1996 with no material effect on the Company's financial statements.

         Stock Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         To calculate the pro forma information required by Statement 123, the Company uses the Black-Scholes option pricing model. The Black- Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

3.       COMMITMENTS

         In March 1994, the Company took occupancy of new office, manufacturing, engineering, warehouse space, and research and development laboratories under an operating lease with an initial term of two years. The monthly lease rate was $12,500 through February 1996 and the Company exercised the first one year option, extending the lease term through March 1997, at a
monthly lease rate of $12,862.   The Company has exercised its second option
year at a monthly lease rate of $13,360 and retains the option to extend the lease one more year through March 1999 for a modest price increase. The future minimum lease payments under the lease are as follows:

                                                    Minimum Rental
                                                 -------------------
                 1997                            $         161,000
                 1998                            $          27,000

         Total net rent expense under all operating leases for the years ended December 31, 1996, 1995 and 1994 was $156,000, $152,000 and $237,000,
respectively.

4.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                            YEAR ENDED               YEAR ENDED             YEAR ENDED
                                           DECEMBER 31, 1996     DECEMBER 31, 1995       DECEMBER 31, 1994
                                           -----------------     -----------------       -----------------
         Current:
           Federal                         $        (34,000)      $      1,631,000       $       1,256,000
           State                                    (42,000)               299,000                  45,000
           Utilization of tax credits                     0                (49,000)               (373,000)
                                           ----------------       ----------------       -----------------
             Total current                          (76,000)             1,881,000                 928,000
                                           ----------------       ----------------       -----------------

         Deferred:
           Federal                                 (129,000)                55,000               (484,000)
           State                                     35,000                150,000                (294,000)
                                           ----------------       ----------------       -----------------
             Total deferred                         (94,000)               205,000                (778,000)
                                           ----------------       ----------------       -----------------
         Provision (benefit) for
           income taxes                    $       (170,000)      $      2,086,000       $         150,000
                                           ================       ================       =================

         The following is a reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                           YEAR ENDED                YEAR ENDED               YEAR ENDED
                                           DECEMBER 31, 1996      DECEMBER 31, 1995        DECEMBER 31, 1994
                                           ------------------     -----------------        -----------------
         Income tax(benefit) at the
           statutory rate                  $         (90,000)      $      2,027,000       $        1,542,000
         State income taxes
           (net of federal benefit)                  (48,000)               264,000                 (164,000)
         Change in valuation allowance                   ---                    ---                 (775,000)
         Minority interest                           (49,000)                   ---                      ---
         Tax credits (with) current benefit              ---                    ---                 (373,000)
         Accruals (with) tax benefit                     ---               (211,000)                     ---
         Other                                        17,000                  6,000                  (80,000)
                                           -----------------       ----------------       ------------------
         Provision(benefit) for income
          taxes                            $        (170,000)      $      2,086,000       $          150,000
                                           =================       ================       ==================

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                -----------------       -----------------
         DEFERRED TAX ASSETS:
         Cardiac investment reserve                               $    293,000           $     257,000
         Inventory reserve                                             172,000                 231,000
         Bad debt reserve                                              110,000                 137,000
         Accruals not currently deductible for tax                     103,000                  59,000
         Net operating loss carryforward                               369,000                     ---
         Other credits                                                  14,000                  14,000
                                                                  ------------           -------------
           Net deferred assets                                       1,061,000                 698,000
                                                                  ------------           -------------

         Depreciation and amortization                                 392,000                 123,000
                                                                  ------------           -------------
           Total gross deferred tax liabilities                        392,000                 123,000
                                                                  ------------           -------------

         Net deferred tax assets and liabilities                  $    669,000           $     575,000
                                                                  ============           =============

         As of December 31, 1996, the Company had federal and state net operating losses for tax purposes of $1,041,000 and $436,000, respectively. These federal and state net operating losses will expire in 2011 and 2001, respectively.

         At December 31, 1996 and 1995 there was no valuation allowance recognized to offset to Company's deferred tax assets since it is more likely than not that the assets will be fully realized.

5.       STOCK OPTIONS

         In 1987, the Company adopted the 1987 Stock Option Plan (1987 Plan) under which options could be granted to key employees or directors of the Company by a committee appointed by the Company's Board of Directors (the Committee) to purchase up to 476,323 shares of the Company's common stock. The exercise price for options granted under the 1987 Plan were equal to the fair market value of the common stock on the date of grant. During 1988 and 1989, the Committee granted options which generally become exercisable with respect to 1/60th of the issuable shares for each elapsed month during the five-year period commencing with dates determined by the Committee. All options granted in 1988 and 1989 terminate one year after the end of the five-year period. In June 1989, the Company terminated the 1987 Plan as to the granting of additional options. In April 1996, the remaining options outstanding under this Plan were exercised and the Plan is now terminated.

         In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan which provides for the granting of a variety of stock- related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. As of December 31, 1996, 683,926 options for shares of common stock had been granted and are outstanding under this plan.

         In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. As of December 31, 1996, 15,000 options for shares of common stock had been granted under this plan. In addition three outside directors have each been granted separate options to purchase 15,000 shares.

         Stock option activity under the Company's plans is summarized as follows:

                                                    YEAR ENDED             YEAR ENDED           YEAR ENDED
         NUMBER OF OPTIONS                        DECEMBER 31, 1996      DECEMBER 31, 1995    DECEMBER 31, 1994
         -----------------                        -----------------      -----------------    -----------------
         Outstanding, beginning of year                    683,748              839,948               946,251
         Granted                                           212,000              535,500                43,000
         Exercised                                         (61,875)            (571,925)              (73,335)
         Cancelled                                         (89,947)            (119,775)              (75,968)
                                                   ---------------      ---------------       ---------------
         Outstanding, end of year                          743,926              683,748               839,948
                                                   ===============      ===============       ===============

         Available for future grants                       152,041              251,490               628,555
                                                   ===============      ===============       ===============


         A summary of the Company's stock option plans as of the years ended 1996 and 1995 and changes during the years ending is presented below:

                                                    DECEMBER 31, 1996                  DECEMBER 31, 1995
                                            ---------------------------------   --------------------------------
                                                             WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                                 SHARES       EXERCISE PRICE         SHARES     EXERCISE PRICE
                                            --------------   ----------------   -------------   ----------------
Outstanding, beginning of year                     683,748              $7.76         839,948              $2.47
     Granted                                       212,000              $8.12         535,500              $9.00
     Exercised                                     (61,875)             $4.15        (571,925)             $1.97
     Cancelled                                     (89,947)             $7.29        (119,775)             $3.88
                                            --------------   ----------------   -------------   ----------------

Outstanding, end of year                           743,926              $8.22         683,748              $7.76
                                            ==============   ================   =============   ================
Exercisable at end of year                         216,179                            181,753
                                            ==============                      =============
Weighted-average fair value of options
     granted during the year                                            $4.59                              $5.68
                                                             ================                   ================


     The following table summarizes information about stock options outstanding at December 31, 1996:


                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           --------------------------------------     ------------------------------------------
                                  NUMBER                                        NUMBER
         RANGE OF              OUTSTANDING       WEIGHTED-AVERAGE            EXERCISABLE       WEIGHTED-AVERAGE
     EXERCISE PRICES           AT 12/31/96        EXERCISE PRICE             AT 12/31/96        EXERCISE PRICE
     -------------------   ------------------    ----------------     -------------------     ------------------
             $0 to $5.47               77,332               $3.99                  61,108                  $3.69
          $5.50 to $7.50              145,563               $7.06                  17,115                  $6.58
          $8.50 to $8.63              360,449               $8.51                  99,457                  $8.50
        $10.00 to $11.88              160,582              $10.64                  38,499                 $10.64
     -------------------   ------------------     ---------------     -------------------     ------------------
         $1.31 to $11.88              743,926               $8.22                 216,179                  $7.37
     ===================   ==================     ===============     ===================     ==================


         In calculating pro forma information regarding net income and net income per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 1996 and 1995, respectively: risk free interest rates of 6.5% and 6.5%; dividend yields of 0% and 0%; volatility of the expected market prices of the Company's common stock of .543 and .653; and expected life of the options of 5.5 years for both periods.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 1996 and 1995 follows (in thousands, except per share information):

                                                                             YEAR ENDED DECEMBER 31,
                                                                            1996                 1995
                                                                        -----------          ------------
       Pro forma net income (loss)  . . . . . . . . . . . . .           $      (571)         $      3,766
       Pro forma net income (loss) per share  . . . . . . . .           $     (0.10)         $        .68


       These pro forma amounts reflect only the cumulative effect of the expense of options granted during the years ended December 31, 1996 and 1995, and does not give effect to options granted prior to January 1, 1995.

6.       EMPLOYEE BENEFIT PLAN

         In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the Board of Directors. No such contributions were made to the plan during the years ended December 31, 1996, 1995 and 1994.

7.       MAJOR CUSTOMERS AND FOREIGN SALES

         During the year ended December 31, 1996 no single customer accounted for 10% or more of total revenues and the Company derived 11% of its total revenues from sales to foreign customers. During the year ended December 31, 1995, no single customer accounted for 10% of total revenues of the Company and the Company derived 9% of its total revenues from sales to foreign customers. During the year ended December 31, 1994, one foreign customer accounted for 10% or more of the total revenues and the Company derived 13% of its total revenues from sales to foreign customers.

8.       CONTINGENCIES

         In June 1996, the Company negotiated a settlement of the two related class action lawsuits filed by two shareholders of the Company. The settlement in the third quarter of 1996, totalled $6.0 million, with $500,000 paid by the Company's underwriter and $5.5 million paid by the Company. The $5.5 million was charged against earnings in the second quarter of 1996.

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

         In September 1994, Cardiac Science completed a private placement offering, and in conjunction with that offering, the Company exercised warrants to purchase 2,720,000 shares of Cardiac Science Common Stock at $.15 per share. The proceeds of $408,000 were used to pay down a portion of the loans described above. The due date for the remaining principal balance of $102,000 had been extended to April 1, 1996. The expiration date for the remaining warrants was changed to March 31, 1996. In addition, the Company was issued 1,800,000 shares of Cardiac Science Common Stock and a ten year warrant to purchase 1,000,000 shares at $.001 per share in full payment of unsecured obligations of approximately $176,000.

         In April 1996, the Company exercised warrants to purchase 680,000 shares and Cardiac Science utilized the proceeds therefrom ($102,000) to pay off the remaining note and related interest. After completion of this transaction, the Company executed a release of the lien on Cardiac Science's assets.

         As of December 31, 1996, the Company held warrants to purchase 1,000,000 shares at $.001 per share, which expire September 10, 2004.

         As of December 31, 1996, the Company held 6,248,822 shares of Cardiac Science Common Stock. This investment is recorded at a cost of $750,054 and the Company currently does not expect to realize this investment, therefore a corresponding valuation reserve has been established, making the net investment carrying value to $0.

         Separately, the Company advanced amounts to Cardiac Science for health insurance. These amounts are to be repaid by Cardiac Science on a month-to-month basis. As of December 31, 1996, $2,895 had been advanced to Cardiac Science.

10.      DISTRIBUTION TO SHAREHOLDERS

         On February 9, 1996, the Company distributed two stock dividends, payable to stockholders of record on the close of trading on December 29, 1995. The two dividends represent distribution of all the assets and operations of the Endocare and Urogen divisions of the Company. Effective with the start of business on January 1, 1996 these two companies were no longer a part of the Medstone operations, as Medstone distributed to its shareholders all outstanding common stock of each company, retaining only 100,000 shares of each company. These two companies are separate, publicly-held companies.

         Medstone, as part of the distribution of Endocare, forgave intercompany debt of $2,831,364 and contributed $500,000 in cash and net other assets of $803,133 to Endocare. As part of the distribution of Urogen, Medstone forgave intercompany debt of $3,888,875 and contributed $500,000 in cash and net other assets of $163,082 to UroGen.

         In October 1996, the Company liquidated its position in Endocare. The average sales price was $5.53 per share, net of commissions, for the 100,000 shares that were owned by the Company. A $553,372 gain was recognized in the fourth quarter of 1996.

11.      GOODWILL

         The Company recorded goodwill resulting from the excess of the purchase price of Northern Nevada over the fair market value of the net assets. Goodwill is being amortized over a period not to exceed forty years using the straight-line basis. Accumulated amortization at December 31, 1996 is $21,374.

12.      PURCHASE OF NORTHERN NEVADA

         The Company acquired, in the second quarter of 1996, a 60% interest in Northern Nevada, an operator of a "retail" lithotripsy operation which bills patients or insurers for their services. The assets acquired, accounted for on the purchase method, consisted of the accounts receivable and contracts to provide service to insurers. The Company acquired this 60% interest for $1.35 million cash. The operating results of Northern Nevada are included in the consolidated financial statements of the Company since April 1, 1996.

13.      STOCK REPURCHASE PLAN

         On March 29, 1996, the Company announced a Stock Repurchase Program of up to 500,000 shares of its Common Stock. For the year ended December 31, 1996, the Company has repurchased a total of 112,800 shares at a cost of $908,370, which is recorded as treasury stock.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The tables below set forth selected quarterly financial information for 1996 and 1995 (in thousands, except per share amounts).

       1996                        1ST QUARTER        2ND QUARTER       3RD QUARTER       4TH QUARTER
       ----                     ---------------    ---------------     -------------    --------------
    Net sales                    $      4,102        $     4,330        $    4,349       $     5,199
    Gross profit                        2,269              2,341             2,396             2,964
    Net income                            617             (3,031)              812             1,362
    Earnings per share           $        .11        $      (.5)        $      .15       $       .25


       1996                        1ST QUARTER        2ND QUARTER       3RD QUARTER       4TH QUARTER
       ----                     ---------------    ---------------     -------------    --------------
    Net sales                    $      4,814        $     4,268        $    5,284       $     4,025
    Gross profit                        2,884              2,562             3,043             2,269
    Net income                          1,093                916             1,211               654
    Earnings per share           $        .20        $       .17        $      .22       $       .12

         In 1996 and 1995, the Company's effective income tax rate approximated statutory rates. (See Note 4).

15.      SUBSEQUENT EVENTS

         On March 18, 1997, the Company completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates, LLC, an operator of a "retail" lithotripsy operation in southern Idaho, for a purchase price of $2.3 million in cash. The assets, liabilities and operating results of Southern Idaho Lithotripsy Associates, LLC will be consolidated effective March 1, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDSTONE INTERNATIONAL, INC.


                                        By:        DAVID V. RADLINSKI
                                           ------------------------------------
                                                   David V. Radlinski
                                                Chief Executive Officer

Dated:  March 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1997.

                     SIGNATURE                                                     TITLE
                     ---------                                                     -----
                                                                         Chairman of the Board and
                                                                          Chief Executive Officer
                                                                               and Director
                 DAVID V. RADLINSKI                                    (Principal Executive Officer)
--------------------------------------------------
                 David V. Radlinski




                   MARK SELAWSKI
--------------------------------------------------
                   Mark Selawski                                          Chief Financial Officer
                                                               (Principal Financial and Accounting Officer)



                   DONALD J. REGAN
--------------------------------------------------
                   Donald J. Regan                                               Director




                   FRANK R. POPE                                                 Director
----------------------------------------------------
                    Frank Pope




                MICHAEL C. TIBBITTS                                              Director
----------------------------------------------------
                Michael C. Tibbitts

                          MEDSTONE INTERNATIONAL, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                                        ----------------------------------
                          BALANCE AT         CHARGED TO         CHARGED TO                             BALANCE AT
                          BEGINNING          COSTS AND            OTHER                                   END
DESCRIPTION                OF YEAR            EXPENSES           ACCOUNTS           DEDUCTIONS          OF YEAR
-----------             ------------         ----------         ----------          ----------        -----------
FOR THE YEAR ENDED
DECEMBER 31, 1996:
------------------

Allowance for
 doubtful accounts        $  207,260       $     60,000      $         ---      $       46,948(a)  $      220,312
                          ==========       ============      =============      ==============     ==============

Allowance for
 inventory obsolescence   $  576,884       $   (136,884)     $         ---      $          ---     $      440,000
                          ==========       ============      =============      ==============     ==============

Allowance for
 related party loan       $  109,672       $        ---      $         ---      $      109,672(d)  $            0
                          ==========       ============      =============      ==============     ==============

Allowance for investment
 in related party         $  643,000       $        ---      $         ---      $     (107,054(d)  $      750,054
                          ==========       ============      =============      ==============     ==============


FOR THE YEAR ENDED
DECEMBER 31, 1995:
------------------

Allowance for
 doubtful accounts        $  257,418       $        ---      $         ---      $       50,158(c)  $      207,260
                          ==========       ============      =============      ==============     ==============

Allowance for
 inventory obsolescence   $  665,549       $        ---      $         ---      $       88,665(b)  $      576,884
                          ==========       ============      =============      ==============     ==============

Allowance for
 related party loan       $  108,357       $      1,315      $         ---      $          ---     $      109,672
                          ==========       ============      =============      ==============     ==============

Allowance for investment
 in related party         $  643,000       $        ---      $         ---      $          ---     $      643,000
                          ==========       ============      =============      ==============     ==============

FOR THE YEAR ENDED
DECEMBER 31, 1994:
------------------

Allowance for
   doubtful accounts      $  168,390       $    140,000      $         ---      $       50,972(c)  $      257,418
                          ==========       ============      =============      ==============     ==============

Allowance for
   inventory
   obsolescence           $  668,111       $        ---      $         ---      $        2,562(b)  $      665,549
                          ==========       ============      =============      ==============     ==============

Allowance for
   related party loan     $  693,072       $     34,849      $         ---      $      619,564(d)  $      108,357
                          ==========       ============      =============      ==============     ==============

Allowance for investment
   in related party       $   23,436       $        ---      $         ---      $     (619,564(d)  $      643,000
                          ==========       ============      =============      ==============     ==============

____________________________________

(a)   Reserve transferred to Endocare with the spinout.
(b)   Write-off of inventory
(c)   Write-off of bad debt
(d) Reserve transferred from loan provision to investment provision due to restructuring.