Form 10-Q
period 1997-03-31
MEDSTONE INTERNATIONAL INC/
filed 1997-05-13
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1997
                               ---------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

                         Commission file number 0-16752
                                                -------

                          MEDSTONE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                66-0439440
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA                        92656
--------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:        (714) 448-7700
                                                    ----------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed, since last report)

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

The number of shares of the Common Stock of the registrant outstanding as of May 2, 1997 was 5,418,280.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                                                              Page No.
                                                                              --------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
             March 31, 1997 (Unaudited) and December 31, 1996                    3

        Condensed Consolidated Statements of Income (Unaudited)
             Three Months Ended March 31, 1997 and 1996                          4

        Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
             Three Months Ended March 31, 1997                                   5

        Condensed Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 1997 and 1996                          6

        Notes to Unaudited Condensed Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          10

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings                                                       13

Item 2. Changes in Securities                                                   13

Item 3. Defaults Upon Senior Securities                                         13

Item 4. Submission of Matters to a Vote of Security Holders                     13

Item 5. Other Information                                                       13

Item 6. Exhibits and Reports on Form 8-K                                        13

Signatures                                                                      14

                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                           MARCH 31,          DECEMBER 31,
                                                                             1997                 1996
                                                                          ------------        ------------
                                                                           (Unaudited)
                                                      ASSETS
                                                      ------

Current assets:
     Cash and equivalents                                                $  1,489,189         $  3,906,961
     Short-term investments                                                 7,606,357            7,102,170
     Accounts receivable, less allowance for doubtful accounts of
         $180,000 and $220,000 in 1997 and 1996, respectively               3,312,212            2,686,985
     Inventories                                                            2,426,887            2,459,779
     Deferred tax assets                                                      621,000            1,061,000
     Note receivable                                                        1,125,000            1,250,000
     Prepaid expenses and other current assets                                210,604              243,271
                                                                         ------------         ------------
Total current assets                                                       16,791,249           18,710,166
Property and equipment:
     Lithotripters                                                          7,520,442            7,289,845
     Equipment                                                                916,630              876,809
     Furniture and fixtures                                                 1,023,935            1,007,292
     Leasehold improvements                                                    89,764               89,764
                                                                         ------------         ------------
                                                                            9,550,771            9,263,710

Less accumulated depreciation and amortization                              4,106,932            3,740,973
                                                                         ------------         ------------
         Net property and equipment                                         5,443,839            5,522,737
                                                                         ------------         ------------
Goodwill, net                                                               3,329,212            1,118,583
Other assets, net                                                              43,805               43,805
                                                                         ------------         ------------
                                                                         $ 25,608,105         $ 25,395,291
                                                                         ============         ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

Current liabilities:
     Accounts payable                                                    $  1,259,257         $  1,760,922
     Accrued expenses                                                         218,176              209,512
     Accrued income taxes                                                     241,438              376,172
     Accrued payroll expenses                                                 296,466              338,461
     Deferred revenue                                                       1,111,385            1,042,043
                                                                         ------------         ------------
         Total current liabilities                                          3,126,722            3,727,110

Deferred tax liabilities                                                      392,000              392,000
Minority interest                                                             338,813              111,172

Commitments and contingencies (Note F)

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000
        shares authorized, 5,587,280 and
        5,578,403 shares issued and outstanding at
        March 31, 1997 and December 31, 1996, respectively                     22,349               22,314
     Additional paid-in capital                                            18,755,518           18,715,068
     Accumulated earnings                                                   4,332,419            3,471,965
     Stock purchase notes receivable                                         (134,800)            (134,800)
     Unrealized gain (loss) on short-term investments                          (1,354)              (1,168)

     Treasury stock (150,400 shares at cost at March 31,
         1997 and 112,800 shares at cost at December 31,
         1996)                                                             (1,223,562)            (908,370)
                                                                         ------------         ------------
         Total stockholders' equity                                        21,750,570           21,165,009
                                                                         ------------         ------------
                                                                         $ 25,608,105         $ 25,395,291
                                                                         ============         ============


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                      1997          1996
                                                   ----------    ----------
Revenues:
    Net equipment sales .......................    $  776,900    $  787,500
    Procedures, maintenance and management fees     4,054,687     3,090,780
    Interest income ...........................       130,541       224,054
                                                   ----------    ----------
       Total revenues .........................     4,962,128     4,102,334
Costs and expenses:
    Cost of equipment sales ...................       564,155       416,524
    Costs of procedures and maintenance fees ..     1,706,324     1,416,328
    Research and development ..................       194,165       122,863
    Selling ...................................       558,270       495,114
    General and administrative ................       547,762       317,036
    Legal and other expense ...................        12,074       367,155
                                                   ----------    ----------
    Total costs and expenses ..................     3,582,750     3,135,020
                                                   ----------    ----------
Income before provision for income taxes ......     1,379,378       967,314
Provision for income taxes ....................       440,000       350,000
Minority interest in subsidiaries income ......        78,924            --
                                                   ----------    ----------
Net income ....................................    $  860,454    $  617,314
                                                   ==========    ==========
Earnings per share ............................    $      .16    $      .11
                                                   ==========    ==========
Number of shares used in the computation of
    earnings per share ........................     5,509,381     5,676,863
                                                   ==========    ==========






                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    COMMON STOCK                                   STOCK     UNREALIZED
                                 ------------------    ADDITIONAL   ACCUMULATED  PURCHASE     LOSS ON
                                 NUMBER OF              PAID-IN      EARNINGS      NOTE      SHORT-TERM    TREASURY
                                  SHARES     AMOUNT     CAPITAL      (DEFICIT)   RECEIVABLE  INVESTMENTS    STOCK          TOTAL
                                 ---------   -------  -----------   ----------   ----------  -----------   ---------    -----------
BALANCE AT DECEMBER 31, 1996     5,465,603   $22,314  $18,715,068   $3,471,965   $(134,800)   $(1,168)   $  (908,370)   $21,165,009

Common stock options exercised       8,877        35       40,450           --          --         --             --         40,485

Treasury stock repurchased         (37,600)       --           --           --          --         --       (315,192)      (315,192)

Unrealized loss on short-term
   investments                          --        --           --           --          --       (186)            --           (186)

Net income                              --        --           --      860,454          --         --             --        860,454
                                 ---------   -------  -----------   ----------   ---------    -------    -----------    -----------
BALANCE AT MARCH 31, 1997
   (UNAUDITED)                   5,436,880   $22,349  $18,755,518   $4,332,419   $(134,800)   $(1,354)   $(1,223,562)   $21,750,570
                                 =========   =======  ===========   ==========   =========    =======    ===========    ===========







                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                            1997           1996
                                                                        -----------     -----------
Cash flows from operating activities:
   Net income ......................................................    $   860,454     $   617,314
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization ................................        378,038         236,806
      Provision for bad debt .......................................         20,000              --
      Minority interest in partnerships ............................         78,924              --
      Changes in assets and liabilities:
        Accounts receivable ........................................       (645,227)       (541,363)
        Inventories ................................................         32,892         146,605
        Deferred taxes .............................................        440,000              --
        Note receivable ............................................        125,000              --
        Prepaid expenses and other current assets ..................         32,667          90,837
        Accounts payable and accrued expenses ......................       (493,001)        148,420
        Accrued payroll expenses ...................................        (41,995)         27,092
        Accrued income taxes .......................................       (134,734)        361,048
        Deferred revenue ...........................................         69,342         110,251
        Other, net .................................................             --        (496,584)
                                                                        -----------     -----------
   Net cash provided by (used in) operating activities .............        722,360         700,426
                                                                        -----------     -----------
Cash flows from investing activities:
   Purchase of investments available for sale ......................     (7,608,693)     (6,657,067)
   Sale of investments available for sale ..........................      7,104,320       6,466,508
   Purchase of subsidiary ..........................................     (2,300,000)             --
   Investment by minority in partnership ...........................        226,009              --
   Purchase of property and equipment ..............................       (287,061)     (1,015,027)
   Disposals of property and equipment .............................             --              --
                                                                        -----------     -----------
   Net cash used in investing activities ...........................     (2,865,425)     (1,205,586)
                                                                        -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock ..........................         40,485          64,862
   Purchase of treasury stock ......................................       (315,192)             --
   Dividends paid ..................................................             --      (1,000,000)
                                                                        -----------     -----------
   Net cash used in financing activities ...........................       (274,707)       (935,138)

   Net increase (decrease) in cash and equivalents .................     (2,417,772)     (1,440,298)
   Cash and equivalents at beginning of period .....................      3,906,961       3,108,741
                                                                        -----------     -----------
Cash and equivalents at end of period ..............................    $ 1,489,189     $ 1,668,443
                                                                        ===========     ===========
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Income taxes ...................................................    $   134,625     $     7,236
    Interest .......................................................    $        --     $        --

Supplemental schedule of noncash investing and financing activities:
    Dividends paid .................................................    $        --     $   966,216

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

         Northern Nevada Lithotripsy Associates, LLC ("Northern Nevada"), is owned 60% by Medstone. Medstone acquired its 60% interest for $1.35 million as of April 1, 1996. The operating results of Northern Nevada are included in the consolidated financial statements of the Company as of the acquisition date.

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

         As of March 1, 1997, Medstone acquired a 60% interest in Southern Idaho Lithotripsy Associates, LLC ("Southern Idaho") for $2.3 million in cash. The operating results of Southern Idaho are included in the consolidated financial statements of Medstone as of March 1, 1997.

B.       BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1997 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year.

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

D.       INVENTORIES

         At March 31, 1997 and December 31, 1996, inventories consisted of the following:

                                            March 31,    DECEMBER 31,
                                              1997          1996
                                           -----------   ------------
         Raw materials                     $ 1,424,252    $ 1,353,993
         Work in process                       114,771        255,776
         Finished goods                        887,864        850,010
                                           -----------    -----------
                                           $ 2,426,887    $ 2,459,779
                                           ===========    ===========

E.       SHORT-TERM INVESTMENTS

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

F.       CONTINGENCIES

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

G.  STOCK REPURCHASE PLAN

         On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended March 31, 1997, the Company has repurchased 37,600 shares at a cost of $315,192. Since inception of the repurchase program, the Company has repurchased a total of 150,400 shares at a cost of $1,223,562.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

RESULTS OF CONSOLIDATED OPERATIONS
----------------------------------

GENERAL

         Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

         The Company as a manufacturer of capital medical devices has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 13 mobile systems and two fixed site in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

         In 1996, the Company acquired a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patient and insurers and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company's service orientation to the urologist practitioner. In March 1997 the Company acquired a 60% interest in Southern Idaho Lithotripsy Associates, LLC, another provider of lithotripsy services.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

         The Company recognized revenue of approximately $5.0 million in the first quarter of 1997 or a 21% increase compared to $4.1 million in the corresponding period of 1996. Equipment revenues remained flat in the first quarter of 1997 compared to the first quarter of 1996 as two equipment units were shipped in both periods. With the equipment sales remaining flat, the revenue from the Company's maintenance, procedure and fee-for-service activities increased by 31%, or $964,000, in the first quarter of 1997 when compared to the same period of the prior year. This is due primarily to the increase in the fee for service revenue as the number of patient treated on Company owned lithotripters increased and additional revenue from the Northern Nevada and Southern Idaho operations.

         Interest income decreased by 42% in the first quarter of 1997 compared to the same period in 1996 due to decreased market rates and substantially lower average invested balances as the Company settled the class action litigation in mid-1996 and capital is devoted to acquisitions.

         Cost of sales on equipment sales increased to 73% of sales in the three months ended March 31, 1997, compared to 53% of sales in the comparable period of the prior year due to equipment option mix and increased overhead expense levels due to a higher production capacity. Recurring revenue costs of sales decreased to 42% in the three months ended March 31, 1997, compared to 46% in the same period in the prior year due to the higher revenue base for the mobile lithotripsy services. Overall cost of sales, as a percentage of revenue (excluding interest), remained level at 47% in the first quarter of 1997 compared to the first quarter of 1996.

         Research and development costs increased by 58%, or $71,000 in the first quarter of 1997 compared to the same quarter of 1996 due to increased headcount and related expenses in connection with development of the new lithotripsy products under development by the Company.

         Sales expenses increased by $63,000 or 13% in the first quarter of 1997 when compared to the same period of 1996 due to higher commission expense resulting from higher revenues and also higher travel expenses as the Company pursues more international lithotripsy opportunities.

         General and administrative expenses increased by $231,000, or 73% in the first quarter of 1997 when compared to the first quarter of 1996 due to additional payroll expenses for the United Physicians Resources subsidiary.

         Legal and other expenses decreased by $355,000 in the three months ended March 31, 1997 when compared to the same period of 1996 as legal expenses are no longer being incurred in connection with the class action securities suit against the Company and current and former officers settled in the second quarter of 1996.

         Provision for income taxes for the first quarter of 1997 increased by $90,000, or 26%, representing a higher taxable income in the current year compared to the same period in the prior year.

         Minority interest in subsidiaries' income increased to $78,000 in the three months ended March 31, 1997, due to the acquisition of the 60% interest in the Northern Nevada and Southern Idaho operations.

Liquidity and Capital Resources
-------------------------------

         At March 31, 1997, the Company had cash and short-term investments of approximately $9.1 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

         The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the costs of acquisitions and/or new revenue opportunities, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

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

                          MEDSTONE INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Previously reported.

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

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           MEDSTONE INTERNATIONAL, INC.
                                           -------------------------------------
                                           A Delaware corporation

Date:    May 9, 1997                       MARK SELAWSKI
                                           -------------------------------------
                                           Mark Selawski
                                           Chief Financial Officer
                                           (Principal financial and
                                           accounting officer)