Form 10-Q
period 1997-06-30
MEDSTONE INTERNATIONAL INC/
filed 1997-08-13
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended   June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to                      .
                                 -----------    ---------------------


                      Commission file number      0-16752


                          MEDSTONE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    66-0439440
    (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

       100 Columbia, Suite 100, Aliso Viejo,  California       92718
      ---------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:   (714) 448-7700
                                                        -------------------

                                 Not Applicable
        ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

The number of shares of the Common Stock of the registrant outstanding as of August 4, 1997 was 5,612,280.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




                       PART I. FINANCIAL INFORMATION                                     Page No.
Item 1       Financial Statements:

             Condensed Consolidated Balance Sheets
                      June 30, 1997 (Unaudited)                                             3
                      and December 31, 1996

             Condensed Consolidated Statements of Operations (Unaudited)
                      Three and Six Months Ended June 30, 1997 and 1996

             Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                      Six Months Ended June 30, 1997                                        5

             Condensed Consolidated Statements of Cash Flows (Unaudited)
                      Six Months ended June 30, 1997 and 1996                               6

             Notes to Unaudited Condensed Consolidated Financial Statements                 7

Item 2       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                             9


                       PART II OTHER INFORMATION

Item 1       Legal Proceedings                                                             14

Item 2       Changes in Securities                                                         14

Item 3       Defaults Upon Senior Securities                                               14

Item 4       Submission of Matters to a Vote of Security Holders                           14

Item 5       Other Information                                                             14

Item 6       Exhibits and Reports on Form 8-K                                              14

Signatures                                                                                 15

                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1997             1996
                                                                                   ------------    ------------
                                                                                    (Unaudited)
                                     ASSETS
Current assets:
     Cash and equivalents                                                          $  2,592,606    $  3,906,961
     Short-term investments                                                           6,914,058       7,102,170
     Accounts receivable, less allowance for doubtful accounts of
         $363,597 and $220,000 in 1997 and 1996, respectively                         3,777,758       2,686,985
     Inventories                                                                      2,558,662       2,459,779
     Deferred tax assets                                                                691,891       1,061,000
     Note receivable                                                                    750,000       1,250,000
     Prepaid expenses and other current assets                                          184,144         243,271
                                                                                   ------------    ------------
Total current assets                                                                 17,469,119      18,710,166

Property and equipment:
     Lithotripters                                                                    7,545,288       7,289,845
     Equipment                                                                          919,783         876,809
     Furniture and fixtures                                                           1,054,494       1,007,292
     Leasehold improvements                                                              89,764          89,764
                                                                                   ------------    ------------
                                                                                      9,609,329       9,263,710
Less accumulated depreciation and amortization                                       (4,478,068)     (3,740,973)
                                                                                   ------------    ------------
         Net property and equipment                                                   5,131,261       5,522,737
                                                                                   ------------    ------------
Goodwill, net                                                                         3,308,196       1,118,583
Other assets, net                                                                        36,105          43,805
                                                                                   ------------    ------------
                                                                                   $ 25,944,681    $ 25,395,291
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $    725,888    $  1,760,922
     Accrued expenses                                                                   170,918         209,512
     Accrued income taxes                                                               700,190         376,172
     Accrued payroll expenses                                                           422,138         338,461
     Deferred revenue                                                                 1,092,726       1,042,043
                                                                                   ------------    ------------
         Total current liabilities                                                    3,111,860       3,727,110

Deferred tax liabilities                                                                392,000         392,000
Minority interest                                                                       359,924         111,172
Commitments and contingencies (Note F)

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized, 5,612,280 and
     5,578,403 shares issued and outstanding at
        June 30, 1997 and December 31, 1996, respectively                                22,449          22,314
     Additional paid-in capital                                                      18,827,294      18,715,068
     Accumulated earnings                                                             5,354,915       3,471,965
     Stock purchase notes receivable                                                   (134,800)       (134,800)
     Unrealized gain (loss) on short-term investments                                    (1,238)         (1,168)
     Treasury stock (246,400  shares at cost at June 30, 1997
         and 112,800 shares at cost at December 31, 1996)                            (1,987,723)       (908,370)
                                                                                   ------------    ------------
         Total stockholders' equity                                                  22,080,897      21,165,009
                                                                                   ------------    ------------
                                                                                   $ 25,944,681    $ 25,395,291
                                                                                   ============    ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                      1997           1996             1997          1996
                                                                  ----------     ------------     -----------    -----------
Revenues:
     Net equipment sales . . . . . . . . . . . . . . . . . . .    $  826,400     $    503,500     $ 1,603,300    $ 1,291,000
     Procedures fees, maintenance
        and fee for service  . . . . . . . . . . . . . . . . .     4,717,416        3,631,667       8,772,102      6,722,447
     Interest  . . . . . . . . . . . . . . . . . . . . . . . .       121,034          194,361         251,576        418,415
                                                                  ----------     ------------     -----------    -----------
        Total revenues . . . . . . . . . . . . . . . . . . . .     5,664,850        4,329,528      10,626,978      8,431,862

Costs and expenses:
     Cost of equipment sales . . . . . . . . . . . . . . . . .       619,416          265,900       1,183,571        682,424
     Costs of  procedures and
        maintenance fees . . . . . . . . . . . . . . . . . . .     1,716,044        1,722,379       3,422,368      3,138,707
     Research and development  . . . . . . . . . . . . . . . .       210,838          127,302         405,003        250,165
     Selling and marketing . . . . . . . . . . . . . . . . . .       687,421          615,879       1,245,692      1,110,993
     General and administrative  . . . . . . . . . . . . . . .       642,858          362,515       1,190,620        679,551
     Settlement costs  . . . . . . . . . . . . . . . . . . . .           ---        5,500,000             ---      5,500,000
     Legal and other expense . . . . . . . . . . . . . . . . .        21,117          436,064          33,191        803,219
                                                                  ----------     ------------     -----------    -----------
        Total costs and expenses . . . . . . . . . . . . . . .     3,897,694        9,030,039       7,480,445     12,165,059
                                                                  ----------     ------------     -----------    -----------
Income (loss) before provision
     for (benefit from) income taxes . . . . . . . . . . . . .     1,767,156       (4,700,511)      3,146,533     (3,733,197)
Provision for (benefit from) income taxes  . . . . . . . . . .       609,000       (1,739,000)      1,049,000     (1,389,000)
Minority interest  . . . . . . . . . . . . . . . . . . . . . .       135,659           69,049         214,583         69,049
                                                                  ----------     ------------     -----------    -----------
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .    $1,022,497     $ (3,030,560)    $ 1,882,950    $(2,413,246)
                                                                  ==========     ============     ===========    ===========
Earnings per share:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . .    $      .19     $       (.55)    $       .34    $      (.44)
                                                                  ==========     ============     ===========    ===========
     Fully diluted . . . . . . . . . . . . . . . . . . . . . .    $      .19     $        ---     $       .34    $       ---
                                                                  ==========     ============     ===========    ===========

Number of shares used in the computation of income per share:
     Primary . . . . . . . . . . . . . . . . . . . . . . . . .     5,448,683        5,531,750       5,490,008      5,532,093
                                                                  ==========     ============     ===========    ===========
     Fully diluted . . . . . . . . . . . . . . . . . . . . . .     5,503,345              ---       5,544,688            ---
                                                                  ==========     ============     ===========    ===========


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   COMMON STOCK                                    STOCK    UNREALIZED
                                --------------------  ADDITIONAL   ACCUMULATED   PURCHASE     LOSS ON
                                 NUMBER OF              PAID-IN     EARNINGS       NOTE      SHORT-TERM   TREASURY
                                  SHARES     AMOUNT     CAPITAL     (DEFICIT)   RECEIVABLE  INVESTMENTS     STOCK         TOTAL
                                ----------  --------  -----------  -----------  ----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1996    5,465,603   $ 22,314  $18,715,068  $ 3,471,965  $(134,800)    $(1,168)   $  (908,370) $21,165,009

Common stock options exercised     33,877        135      112,226          ---        ---         ---            ---      112,361

Treasury stock repurchased       (133,600)       ---          ---          ---        ---         ---     (1,079,353)  (1,079,353)

Unrealized loss on short-term
   investments                        ---        ---          ---          ---        ---         (70)           ---          (70)

Net income                            ---        ---          ---    1,882,950        ---         ---            ---    1,882,950
                                ---------   --------  -----------  -----------  ---------     -------   ------------  -----------
BALANCE AT JUNE 30,
   1997 (UNAUDITED)             5,365,880     22,449  $18,827,294  $ 5,354,915  $(134,800)    $(1,238)  $ (1,987,723) $22,080,897
                                =========   ========  ===========  ===========  =========     =======   ============  ===========

                          MEDSTONE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                              1997                  1996
                                                                                         ------------           -----------
Cash flows from operating activities:
     Net income ................................................................         $  1,882,950           $(2,413,246)
     Adjustments to reconcile net income to net
               cash provided by (used in) operating activities:
         Depreciation and amortization..........................................              770,190               512,220
         Minority interest in partnership.......................................              100,035                69,049
         Provision for doubtful accounts........................................               76,000                   ---
         Provision for lawsuit settlement.......................................                  ---             5,500,000
      Changes in assets and liabilities:
         Accounts receivable....................................................           (1,166,773)           (1,212,502)
         Inventories............................................................              (98,883)               78,171
         Notes receivable.......................................................              500,000                   ---
         Deferred taxes.........................................................              369,109                   ---
         Prepaid expenses and other current assets..............................               59,127               128,178
         Accounts payable and accrued expenses..................................             (989,951)              889,454
         Accrued income taxes ..................................................              324,018            (1,484,216)
         Deferred revenue.......................................................               50,683               467,902
         Other, net.............................................................                7,700              (456,098)
                                                                                         ------------           -----------
               Net cash provided by operating activities........................            1,884,205             2,078,912
                                                                                         ------------           -----------
Cash flows from investing activities:
       Purchase of marketable securities........................................          (16,123,348)           (8,826,708)
      Sale of marketable securities.............................................           16,311,390            13,373,227
      Purchase of subsidiary....................................................           (2,300,000)           (1,350,000)
      Investment by minority in partnership.....................................              226,009              (195,028)
      Distribution of minority interest.........................................                  ---                45,557
      Purchase of property and equipment........................................             (345,619)           (2,476,460)
      Disposals of property and equipment.......................................                  ---                   ---
                                                                                         ------------           -----------
                Net cash provided by (used in) investing activities.............           (2,231,568)              570,588
                                                                                         ------------           -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock ....................................              112,361                88,234
     Purchase of treasury stock.................................................           (1,079,353)             (505,067)
     Dividends paid.............................................................                  ---            (1,000,000)
                                                                                         ------------           -----------
               Net cash provided by (used in) financing activities..............             (966,992)           (1,416,833)
                                                                                         ------------           -----------
Net increase (decrease) in cash and equivalents.................................           (1,314,355)            1,232,667
Cash and equivalents at beginning of period ....................................            3,906,961             3,108,741
                                                                                         ------------           -----------
Cash and equivalents at end of period...........................................         $  2,592,606           $ 4,341,408
                                                                                         ============           ===========

Supplemental cash flow disclosures: Cash paid during the period for:
                 Income taxes...................................................         $    359,504           $   505,893
                 Interest.......................................................         $        ---           $       ---


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

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

B.       BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1997 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

E.       INVENTORIES

         At June 30, 1997 and December 31, 1996, inventories consisted of the following:

                                      JUNE 30,    DECEMBER 31,
                                        1997          1996
                                     ----------   ------------
                   Raw materials     $1,467,348   $1,353,993
                   Work in process      147,396      255,776
                   Finished goods       943,918      850,010
                                     ----------   ----------
                                     $2,558,662   $2,459,779
                                     ==========   ==========

F.        SHORT-TERM INVESTMENTS

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

G.       CONTINGENCIES

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

H.       STOCK REPURCHASE PLAN

         On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended June 30, 1997, the Company has repurchased 96,000 shares at a cost of $764,161. Since inception of the repurchase program, the Company has repurchased a total of 246,400 shares at a cost of $1,987,723.

I.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Under Statement 128, for the three months ended June 30, 1997 and 1996, there would be no impact on either primary or fully diluted earnings per share. For the six months ended June 30, 1997, primary earnings per share would be $.35 with no impact for the first six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these six months ended June 30, 1997 and 1996 is not expected to be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

          Medstone is a provider of extracorporeal shockwave therapy. Medstone manufactures, markets and maintains extracorporeal shockwave therapy (ESWT) devices, and continues to expand its Fee-for-Service Program to supply such devices to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

          The Company as a manufacturer of capital medical devices has been vertically integrating by offering its medical devices directly to providers. Medstone sells its ESWT devices as well as providing them on fee-for-service procedure basis. Medstone intends to continue the growth of this manufacturer direct business.

          The Company's extracorporeal shockwave therapy (ESWT) device has received pre-market approval to treat renal stones and will be filing for approval to treat gallstones. Medstone is investigating the use of ESWT in the treatment of orthopedic and other diseases.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

          The Company recognized revenue of $5.7 million in second quarter of 1997 or a 31% increase compared to $4.3 million in the corresponding period of 1996. Equipment revenues increased by 64% due to the shipment of two systems in the second quarter of 1997, compared to one system in the second quarter of 1996. Also increasing by 30% was the revenues from the Company's maintenance, procedure and fee-for-service activities as the number of patients treated on the Company's lithotripters in the United States increased by 21% in the second quarter of 1996 compared to the comparable period in 1996.

          Interest income decreased by 38% in the second quarter of 1997 compared to the same period in 1996 due to a 40% decrease in average invested balances.

          Cost of sales on equipment and equipment upgrade sales increased to 75% of sales in the three months ended June 30, 1997, compared to 53% of sales in the comparable period of the prior year due to product option mix and lower average unit selling prices. Recurring revenue costs of sales decreased to 36% in the three months ended June 30, 1997, compared to 47% in the same period in the prior year due to higher utilization factors on the Company's fee-for-service lithotripters, with a record number of patients treated in the current year. Overall cost of sales, as a percentage of revenue (excluding interest), declined to 42% in the second quarter of 1997 compared to 48% in the second quarter of 1996.

          Research and development costs increased by 66%, or $84,000 in the second quarter of 1997 compared to the same quarter of 1996 due to increased headcount and project expenses in connection with new lithotripsy products under development by the Company.

          Selling expenses increased by $72,000, or 12% in the second quarter of 1997 when compared to 1996 due to higher commission expense resulting from the 31% revenue increase.

          General and administrative expenses increased by $280,000, or 77% in the second quarter of 1997 when compared to the second quarter of 1996 due to additional payroll expenses for the United Physicians Resources subsidiary.

          A one-time settlement expense of $5.5 million was recorded in the second quarter of 1996 due to the out-of-court agreement reached in the class action securities suit against the Company and current and former officers with no comparable charge in the current year.

          Legal and other expenses decreased by $415,000 in the second quarter of 1997 compared to the same period of 1996 as legal expenses are no longer being incurred in connection with the class action securities suit against the Company and current and former officers settled in the second quarter of 1996.

          Provision for (benefit from) income taxes for the second quarter of 1997 represents an expected statutory rate in the current year, compared to a benefit against taxes in the second quarter of 1996.

          Minority interest in subsidiaries' income increased to $136,000 in the second quarter of 1997, compared to $69,000 in the three months ended June 30, 1996, due to the acquisition of 60% of the Southern Idaho operation.

Six Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

                The Company recognized revenue of $10.6 million in the six months ended June 30, 1997 compared to revenue of $8.4 million in the same period of 1996, or a 26% increase. Equipment revenues increased by 24% due to the shipment of four systems in 1997 compared to three systems in 1996. Recurring revenue from maintenance, procedure and fee-for-service revenues increased by $2.1 million, or 30% in the first six months of 1997 compared to the first six months of 1996, with the fee-for-service revenue segment growing the fastest. Over 11,800 patients have been treated on the Company's systems in the first six months of 1997 compared to approximately 10,500 in the comparable period in the prior year.

                Interest income decreased by 40% in the first six months of 1997 compared to the first six months of 1996 due to slightly lower market rates for investments and a decrease in average invested balances as the Company had settled the class action litigation.

                Cost of sales on equipment and equipment upgrade sales increased to 74% of sales in the first six months of 1997, compared to 53% of sales in the first six months of 1996 due to product option mix and lower average unit selling prices. Recurring revenue cost of sales decreased to 39% in the first six months of 1997, compared to 47% in the same period in 1996 due to the higher utilization factors on the fee-for-service units placed in service during the first six months of 1996. Overall cost of sales, as a percentage of operating revenue, decreased to 44% in the first six months of 1997 compared to 48% in the same period of the prior year.

                Research and development costs increased by $155,000 or 62% in the first six months of 1997 compared to the first six months of 1996 due to the payroll and project expenses as the Company concentrates its efforts on new lithotripsy products.

                Selling expenses increased in the first six months of 1997 by $135,000 or 12% compared to the same period of 1996 as the Company's commission expenses increased due to expanded mobile route revenue and the Company pursues international sales opportunities.

                General and administrative expenses increased in the first six months of 1997 by $511,000, or 75%, compared to the same period of 1996 due to the expanded staffing levels to support the United Physicians Resources subsidiary.

                Settlement expense of $5.5 million was recorded in the first six months of 1996 to end the class action securities suit against the Company and current and former officers with no comparable expense in the current year.

                Legal and other expense decreased by $803,000 in the first six months of 1996 when compared to the same period in the prior year due to the settlement in the second quarter of 1996 of the class action securities suit.

                Minority interest expense increased to $215,000 in the first six months of 1997, compared to $69,000 in the first six months of 1996, due to the acquisition in April 1996 of Northern Nevada and Southern Idaho in March 1997.

                Provision for (benefit from) income taxes went from a benefit from income taxes of $1,389,000 in the first six months of 1996 to a provision for income taxes of $1,049,000 for the first six months of 1997, due to the loss from settlement of the class action securities suit in 1996 and the tax consequences therefrom.

LIQUIDITY AND CAPITAL RESOURCES

                At June 30, 1997, the Company had cash and short-term investments of approximately $9.5 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988.

                Accounts receivable have increased substantially, $1.1 million, due to the acquisition of Southern Idaho's retail receivables and timing of shipments near the end of the quarter.

                Accounts payable decreased by $1.0 million as the Company paid costs incurred in the attempted acquisition of the lithotripsy operations of Coram Healthcare.

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

                None

Item 3.         Defaults upon Senior Securities

                None

Item 4.         Submission of Matters to a Vote of Security Holders

                None

Item 5.         Other Information

                None

Item 6.         Exhibits and Reports on Form 8-K

                (a)  11.1     Computation of per Share Information

                (b)  27.      Financial Data Schedule

                None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.







                                           MEDSTONE INTERNATIONAL, INC.
                                           ----------------------------------
                                           A Delaware corporation







Date:    August 13, 1997                   /s/  MARK SELAWSKI
                                           ----------------------------------
                                           Mark Selawski
                                           Chief Financial Officer
                                           (Principal financial and
                                           accounting officer)