Form 10-Q/A
period 1997-06-30
MEDSTONE INTERNATIONAL INC/
filed 1997-08-20
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997
                               ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                         Commission file number 0-16752

                          MEDSTONE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                  66-0439440
--------------------------------------------------------------------------------
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)

    100 COLUMBIA, SUITE 100, ALISO VIEJO,  CALIFORNIA                92718
--------------------------------------------------------------------------------
           (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (714) 448-7700
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

This Form 10-Q/A, Amendment No. 1 adds Item 4. Submission of Matters to a Vote of Security Holders and Item 6. Exhibits and Reports on Form 8-K (Exhibit 10.29
- 1997 Stock Incentive Plan) to the previously filed Form 10-Q for the quarter ended June 30, 1997.

                          MEDSTONE INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of stockholders of the Company was held on May 1, 1997.

        (b) The election of four board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

                     NAME                         FOR              WITHHELD
                     ----                         ---              --------
                   David V. Radlinski          4,938,820            247,847
                   Frank R. Pope               4,939,020            247,647
                   Donald John Regan           4,939,320            247,347
                   Michael C.Tibbitts          4,939,020            247,647

                The approval of the proposed 1997 stock incentive plan. (See
                Item 6. Exhibit 10.29)

                   For                              1,873,991
                   Against                            759,266
                   Abstain                             24,499

                The ratification of the appointment of Ernst & Young, LLP as independent accountants of the Company for the year ending December 31, 1997.

                   For                            5,098,117
                   Against                            2,700
                   Abstain                           15,850

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)     The following exhibits are included herein:

                10.29                  1997 Stock Incentive Plan
                11.1*                  Computation of Per Share Information
                27*                    Financial Data Schedule

                -------
                * Previously filed.

        (b)     Reports on Form 8-K.

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   MEDSTONE INTERNATIONAL, INC.
                                   A Delaware Corporation




Date: August 21, 1997              /s/ Mark Selawski
                                   ---------------------------------------
                                   Mark Selawski
                                   Chief Financial Officer
                                   (Principal financial and
                                    accounting officer)