Form 10-Q
period 1997-09-30
MEDSTONE INTERNATIONAL INC/
filed 1997-11-12
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  SEPTEMBER 30, 1997
                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to _______________

                        Commission file number 0-16752


                          MEDSTONE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                     66-0439440
--------------------------------------------------------------------------------
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                  Identification No.)


  100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA            92656-4114
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:      (714) 448-7700
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

The number of shares of the Common Stock of the registrant outstanding as of November 6, 1997 was 5,354,249.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION


                                                                                    Page No.
                                                                                    --------
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets
                     September 30, 1997 (Unaudited) and December 31, 1996               3

            Condensed Consolidated Statements of Operations (Unaudited)
                     Three and Nine Months Ended September 30, 1997 and 1996            4

            Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                     Nine Months Ended September 30, 1997                               5

            Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Nine Months ended September 30, 1997 and 1996                      6

            Notes to Unaudited Condensed Consolidated Financial Statements              7

Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         11


                                PART II. OTHER INFORMATION


Item 1.     Legal Proceedings                                                          15

Item 2.     Changes in Securities and Use of Proceeds                                  15

Item 3.     Defaults Upon Senior Securities                                            15

Item 4.     Submission of Matters to a Vote of Security Holders                        15

Item 5.     Other Information                                                          15

Item 6.     Exhibits and Reports on Form 8-K                                           15

Signatures                                                                             16

                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1997              1996
                                                                                 -------------     ------------
                                                                                  (Unaudited)
                                               ASSETS
Current assets:
         Cash and equivalents                                                     $ 1,250,744       $ 3,906,961
         Short-term investments                                                     8,582,006         7,102,170
         Accounts receivable, less allowance for doubtful accounts of
           $474,918 and $190,000 in 1997 and 1996, respectively                     4,126,935         2,686,985
         Inventories                                                                2,491,294         2,459,779
         Deferred tax assets                                                          691,891         1,061,000
         Note receivable                                                              375,000         1,250,000
         Prepaid expenses and other current assets                                    226,485           243,271
                                                                                  -----------       -----------
              Total current assets                                                 17,744,355        18,710,166

Property and equipment:
         Lithotripters                                                              7,766,127         7,289,845
         Equipment                                                                    968,910           876,809
         Furniture and fixtures                                                     1,040,506         1,007,292
         Leasehold improvements                                                       101,276            89,764
                                                                                  -----------       -----------
                                                                                    9,876,819         9,263,710
Less accumulated depreciation and amortization                                     (4,850,794)       (3,740,973)
                                                                                  -----------       -----------
             Net property and equipment                                             5,026,025         5,522,737
                                                                                  -----------       -----------

Goodwill, net                                                                       3,287,179         1,118,583
Other assets, net                                                                     140,425            43,805
                                                                                  -----------       -----------
                                                                                  $26,197,984       $25,395,291
                                                                                  ===========       ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                         $   407,448       $ 1,760,922
         Accrued expenses                                                             206,968           209,512
         Accrued income taxes                                                         352,057           376,172
         Accrued payroll expenses                                                     463,508           338,461
         Deferred revenue                                                             946,243         1,042,043
                                                                                  -----------       -----------
             Total current liabilities                                              2,376,224         3,727,110

Deferred tax liabilities                                                              392,000           392,000
Minority interest                                                                     336,987           111,172
Commitments and contingencies (Note G)

Stockholders' equity:
         Common stock - $.004 par value, 20,000,000 shares authorized,
           5,614,853 and 5,578,403 shares issued and outstanding at
           September 30, 1997 and December 31, 1996, respectively                      22,458            22,314
         Additional paid-in capital                                                18,836,883        18,715,068
         Accumulated earnings                                                       6,505,165         3,471,965
         Stock purchase notes receivable                                             (134,800)         (134,800)
         Unrealized gain (loss) on short-term investments                                  12            (1,168)
         Treasury stock (262,400) shares at cost at September 30, 1997
           and 112,800 shares at cost at December 31, 1996)                        (2,136,945)         (908,370)
                                                                                  -----------       -----------
             Total stockholders' equity                                            23,092,773        21,165,009
                                                                                  -----------       -----------
                                                                                  $26,197,984       $25,395,291
                                                                                  ===========       ===========

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                           -------------------------     --------------------------
                                                              1997           1996            1997          1996
                                                           ----------     ----------     -----------    -----------
Revenues:
    Net equipment sales.................................   $  473,550     $  116,000     $ 2,076,850    $ 1,407,000
    Procedures, maintenance fees and fee-for-service....    5,048,102      4,106,762      13,820,204     10,829,209
    Interest income.....................................      133.447        125,988         385,023        544,403
                                                           ----------     ----------     -----------    -----------
    Total revenues......................................    5,655,099      4,348,750      16,282,077     12,780,612

Costs and expenses:
    Cost of equipment sales.............................      328,239        131,718       1,511,810        814,142
    Costs of procedures and maintenance fees............    1,974,357      1,820,863       5,396,725      4,959,570
    Research and development............................      248,410         94,799         653,413        344,964
    Selling   ..........................................      541,588        472,480       1,787,279      1,583,473
    General and administrative..........................      536,108        471,920       1,726,728      1,151,471
    Settlement costs....................................          ---            ---             ---      5,500,000
    Goodwill amortization...............................       22,087          7,125          55,278         14,250
    Legal and other expense ............................          ---          7,580             ---        803,674
                                                           ----------     ----------     -----------    -----------
    Total costs and expenses............................    3,650,789      3,006,485      11,131,233     15,171,544
                                                           ----------     ----------     -----------    -----------
Income/(loss) before provision for/(benefit from)
  income taxes .........................................    2,004,310      1,342,265       5,150,844     (2,390,932)
Provision for (benefit from) income taxes...............      733,000        504,000       1,782,000       (885,000)
Minority interest.......................................      121,061         25,879         335,644         94,928
                                                           ----------     ----------     -----------    -----------
Net income (loss).......................................   $1,150,249     $  812,386     $ 3,033,200    $(1,600,860)
                                                           ==========     ==========     ===========    ===========

Earnings per share:

    Primary   ..........................................   $     0.21     $     0.15     $      0.55    $     (0.29)
                                                           ==========     ==========     ===========    ===========
    Fully diluted.......................................   $     0.21     $     0.15     $      0.54    $       ---
                                                           ==========     ==========     ===========    ===========
Number of shares used in the computation of
  earnings per share:

    Primary   ..........................................    5,532,980      5,570,771       5,489,753      5,528,594
                                                           ==========     ==========     ===========    ===========
    Fully diluted.......................................    5,532,980      5,570,771       5,566,313            ---
                                                           ==========     ==========     ===========    ===========

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                         COMMON STOCK
                                    ----------------------    ADDITIONAL
                                    NUMBER OF                  PAID-IN    ACCUMULATED    STOCK PURCHASE
                                     SHARES        AMOUNT      CAPITAL      EARNINGS     NOTE RECEIVABLE
                                    ---------     --------   -----------  -----------    ---------------
BALANCE AT DECEMBER 31, 1996        5,465,603     $ 22,314   $18,715,068   $3,471,965      $ (134,800)

Common stock options exercised         36,450          144       121,815          ---             ---

Treasury stock repurchased           (149,600)         ---           ---          ---             ---

Unrealized loss on short-term
   investments                            ---          ---           ---          ---             ---

Net income                                ---          ---           ---    3,033,200             ---
                                    ---------     --------   -----------   ----------      ----------
BALANCE AT SEPTEMBER 30, 1997       5,352,453     $ 22,458   $18,836,883   $6,505,165      $ (134,800)
                                    =========     ========   ===========   ==========      ==========


                                   UNREALIZED LOSS
                                    ON SHORT-TERM       TREASURY
                                     INVESTMENTS         STOCK             TOTAL
                                   ---------------    -----------       -----------
BALANCE AT DECEMBER 31, 1996          $ (1,168)       $  (908,370)      $21,165,009

Common stock options exercised             ---                ---           121,959

Treasury stock repurchased                 ---         (1,228,575)       (1,228,575)

Unrealized loss on short-term
   investments                           1,180                ---             1,180

Net income                                 ---                ---         3,033,200
                                      --------        -----------       -----------
BALANCE AT SEPTEMBER 30, 1997         $     12        $(2,136,945)      $23,092,773
                                      ========        ===========       ===========

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                       1997                       1996
                                                                                ------------------         ------------------
    Cash flows from operating activities:
         Net income ..........................................................  $        3,033,200         $      (1,600,860)
         Adjustments to reconcile net income to net
             cash provided (used) by operating activities:
                 Depreciation and amortization................................           1,186,994                   846,346
                 Minority interest in partnership.............................             335,644                    94,928
                 Provision for doubtful accounts..............................             191,000                    30,000
                 Changes in assets and liabilities:
                     Accounts receivable......................................          (1,630,950)               (1,052,014)
                     Inventories..............................................             (31,515)                 (750,585)
                     Notes receivable.........................................             875,000                       ---
                     Deferred tax assets......................................             369,109                  (855,000)
                     Prepaid expenses and other current assets................              16,786                  (822,532)
                     Accounts payable and accrued expenses....................          (1,085,881)                1,356,936
                     Accrued income taxes.....................................            (169,205)                 (101,293)
                     Deferred revenue.........................................             (95,800)                  233,828
                     Customer deposits........................................                 ---                       ---
                     Other, net...............................................             (96,620)                 (195,690)
                                                                                 -----------------         -----------------

                     Net cash provided by (used in) operating activities......           2,897,762                (2,845,936)
                                                                                 -----------------         -----------------
    Cash flows from investing activities:
         Purchase of marketable securities....................................         (24,704,084)              (11,775,967)
         Sale of marketable securities........................................          23,225,428                19,095,310
         Purchase of subsidiary...............................................          (2,300,000)               (1,350,000)
         Investment by minority in partnership................................             201,963                  (195,028)
         Distribution of minority interest....................................            (234,500)                   45,867
         Purchase of property and equipment...................................            (637,458)               (3,267,424)
         Disposals of property and equipment                                                 1,288                       ---
                                                                                ------------------         -----------------

         Net cash provided by (used in) investing activities..................          (4,447,363)                2,552,758
                                                                                ------------------         -----------------
    Cash flows from financing activities:
         Proceeds from issuance of common stock ..............................             121,959                    91,234
         Purchase of Treasury Stock...........................................          (1,228,575)                 (505,067)
         Dividends paid.......................................................                 ---                (1,000,000)
                                                                                ------------------         -----------------

         Net cash provided by (used in) financing activities..................          (1,106,616)               (1,413,833)
                                                                                ------------------         -----------------
    Net increase (decrease) in cash and cash equivalents......................          (2,656,217)               (1,707,011)
    Cash and cash equivalents at beginning of period..........................           3,906,961                 3,108,741
                                                                                ------------------         -----------------
    Cash and cash equivalents at end of period................................  $        1,250,744         $       1,401,730
                                                                                ==================         =================
    Supplemental cash flow disclosures:
         Cash paid during the period for:
             Income taxes.....................................................  $        1,437,699         $         520,540
             Interest.........................................................  $                0         $               0

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

A.       ORGANIZATION AND OPERATIONS OF THE COMPANY

         Medstone International, Inc. ("Medstone" or the "Company") was incorporated in Delaware in October 1984. The Company designs, manufactures and markets the Medstone STSTM Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the Systems. The Company, as a manufacturer of capital medical devices, has been vertically integrating by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers mobile lithotripsy services to customers in the United States on a "wholesale" fee-per-procedure basis under which consolidated billings are rendered to providers. Medstone intends to expand efforts to grow this medical service side of its business.

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

B.       BASIS OF PRESENTATION

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1997 and consolidated results of operations and cash flows for the periods presented. Certain prior period balances have been reclassified to conform with current period presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year.

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

E.       INVENTORIES

         At September 30, 1997 and December 31, 1996, inventories consisted of the following:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1997          1996
                                    ------------    ------------
         Raw materials               $1,383,710     $1,353,993
         Work in process                301,676        255,776
         Finished goods                 805,908        850,010
                                     ----------     ----------
                                     $2,491,294     $2,459,779
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

H.       STOCK REPURCHASE PLAN

         On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended September 30, 1997, the Company has repurchased 16,000 shares at a cost of $149,221. Since inception of the repurchase program, the Company has repurchased a total of 262,400 shares at a cost of $2,136,945.

I.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Under Statement 128, for the three months ended September 30, 1997 and 1996, there would be no impact on either primary or fully diluted earnings per share. For the nine months ended September 30, 1997, primary earnings per share would be $.56 with no impact for the first nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these nine months ended September 30, 1997 and 1996 is not expected to be material.

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

         The Company's extracorporeal shockwave therapy (ESWT) device has received pre-market approval (PMA) from the U.S. Food and Drug Administration
(FDA) to treat renal stones, as described below, and has filed for approval to treat gallstones. Medstone also is investigating the use of ESWT in the treatment of orthopedic and other diseases.

         On September 4, 1997, the Company announced that it had submitted to the FDA an application for a PMA to treat gallstones using the Company's non-invasive lithotripter in conjunction with Actigall(R), a gallstone dissolution medication from Novartis Pharmaceuticals Corporation. The submission was based on an analysis of clinical trials for Actigall monotherapy and separate clinical trials for combination therapy with a Medstone lithotripter and Actigall. An analysis of these separate trials indicated that the combination therapy of the device and drug can speed up clearance of the gallstones and result in higher success rates when compared to drug therapy alone.

         In 1996, the Company acquired a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patients and insurers, and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company's service orientation to the urologist practitioner. In March 1997, the Company acquired a 60% interest in Southern Idaho Lithotripsy Associates, LLC, another provider of lithotripsy services.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         The Company recognized revenue of $5.7 million in the third quarter of 1997, or a 30% increase, compared to $4.3 million in the corresponding period of 1996. Equipment revenues increased by 308 % as one equipment unit and one equipment upgrade package was shipped in the third quarter of 1997 compared to shipment of no equipment and one upgrade package in the third quarter of 1996. Also increasing by 23% were the revenues from the Company's maintenance, procedure and fee-for-service activities as the number of patients treated on the Company's lithotripters in the United States increased by 15% in the third quarter of 1997 compared to the same period of 1996.

         Interest income increased by 6% in the third quarter of 1997 compared to the same period in 1996 due to higher overall market rates on a slightly lower average invested balance.

         Cost of sales on equipment and equipment upgrade sales decreased to 69% of sales in the three months ended September 30, 1997, compared to 113% of sales in the comparable period of the prior year due to this year's equipment shipment. Recurring revenue costs of sales decreased to 39% in the three months ended September 30, 1997, compared to 44% in the same period in the prior year due to the increasing equipment utilization for the mobile lithotripsy services. Overall cost of sales, as a percentage of revenue (excluding interest), decreased to 42% in the third quarter of 1997 compared to 46% in the third quarter of 1996.

         Research and development costs increased by 162%, or $154,000, in the third quarter of 1997 compared to the same quarter of 1996 due to increased expenditures in connection with development of new lithotripsy products.

         Sales expenses increased by $69,000 or 14% in the third quarter of 1997 when compared to the same period of 1996 due to commission expense on higher revenues and expenses for increasing bad debt reserves.

         General and administrative expenses increased by $64,000, or 14%, in the third quarter of 1997 when compared to the third quarter of 1996 due to clinical expenses associated with regulatory projects and higher professional fees for registration of the 1997 Stock Incentive Plan.

         Legal and other expenses increased by $7,000 in the three months ended September 30, 1997 when compared to the same period of 1996 as legal expenses are no longer being incurred in connection with the class action securities suit and goodwill is amortized over its expected life.

         Provision for (benefit from) income taxes for the third quarter of 1997 represents an expected statutory rate in the current year, compared to a reduction of an NOL benefit in the third quarter of 1996.

         Minority interest in subsidiaries' income increased to $121,000 in the third quarter of 1997, compared to $26,000 in the three months ended September 30, 1996, due to the acquisition of 60% of the Southern Idaho operation.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         The Company recognized revenue of $16.3 million in the nine months ended September 30,1997 compared to revenue of $12.8 million in the corresponding period of 1996, or a 27% increase. Equipment revenues increased by 48% as five lithotripsy systems have been shipped in 1997 compared to shipment of three lithotripsy systems in 1996, with only a slight decrease in the average unit sales price. Also increasing was the Company's maintenance, procedure and fee-for-service revenues which rose almost $3.0 million in the nine months ended September 30,1997 compared to the same period of the prior year, or an increase of 28%. The number of patients treated in the first nine months of 1996 increased by 13%, or more than 2,100 patients, over the same period of 1996.

         Interest income decreased by 29% in the first nine months of 1997 compared to the same period in 1996 due to slightly lower market rates for investments and a decrease in average invested balances as the Company had settled the class action litigation in 1996.

         Cost of sales on equipment and equipment upgrades increased to 73% of sales in the nine months ended September 30, 1997, compared to 58% of sales in the comparable period of the prior year due to product option mix and a slightly lower average unit selling price. Recurring revenue costs of sales decreased to 39% in the first nine months of 1997, compared to 46% in the same period in the prior year due to the increased utilization of the Company's expanded mobile lithotripsy fleet. Overall cost of sales, as a percentage of revenue (excluding interest), decreased to 43% in the first nine months of 1997 compared to 47% in the same period of the prior year.

         Research and development costs increased by $308,000, or 89%, in the first nine months of 1997 compared to the same period of 1996 due to the payroll and project expenses as the Company concentrates its efforts on new lithotripsy products.

         Sales expenses increased by $204,000 or 13% in the nine months ended September 30, 1997 when compared to the same period of 1996 due to commission expenses for expanded mobile lithotripsy revenue.

         General and administrative expenses increased by $575,000, or 50% in the first nine months of 1997 when compared to the first nine months of 1996 due to expanded payroll expense to support United Physicians Resources and bad debt expense for Northern Nevada and Southern Idaho.

         Settlement expense of $5.5 million was recorded in the first nine months of 1996 to end the class action securities litigation against the Company and current and former officers. There was no comparable expense in the current year.

         Legal and other expense decreased by $803,000 in the nine months ended September 30, 1997 when compared to the same period of 1996 due to the settlement in the second quarter of 1996 of the class action securities suit.

         Minority interest expense increased to $336,000 in the first nine months of 1997, compared to $95,000 in the first nine months of 1996, due to the acquisition in April 1996 of Northern Nevada and Southern Idaho in March 1997.

         Provision for (benefit from) income taxes went from a benefit from income taxes of $885,000 in the first nine months of 1996 to a provision for income taxes of $1,782,000 for the first nine months of 1997, due to the loss from settlement of the class action securities suit in 1996 and tax consequences therefrom. .

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and short-term investments of approximately $9.8 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988.

         Accounts receivable have increased substantially, $1.4 million, due to the acquisition of Southern Idaho's retail receivables and timing of shipments near the end of the quarter, along with a shift in customers to more partnerships, which experience a longer payment pattern.

         Accounts payable decreased by $1.4 million as the Company paid costs incurred in the attempted acquisition of the lithotripsy operations of Coram Healthcare.

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

                          MEDSTONE INTERNATIONAL, INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are included herein:

             3.3          Amendment of By-laws

            11.1          Computation of Per Share Information

            27            Financial Data Schedule

        (b) Reports on Form 8-K.

            During the quarterly period ended September 30, 1997, the Company filed the following Current Report on Form 8-K:

            1. A report dated September 4, 1997 reporting that the
               Company submitted an application for a pre-market approval (PMA) to the U.S. Food & Drug Administration
               (FDA) to treat gallstones using the Company's non-invasive lithotripter in conjunction with Actigall(R), a gallstone dissolution medication from Novartis Pharmaceuticals Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           MEDSTONE INTERNATIONAL, INC.
                                           A Delaware corporation

Date: November 11, 1997                    /s/ MARK SELAWSKI
                                           -------------------------------------
                                               Mark Selawski
                                               Chief Financial Officer
                                               (Principal financial and
                                               accounting officer)

                                 EXHIBIT INDEX

                                                                 Sequentially
     Exhibit                                                       Numbered
     Number                       Description                        Page
     -------                      -----------                    ------------
       3.3         Amendment of By-laws
      11.1         Computation of Per Share Information
      27           Financial Data Schedule