Form 10-K
period 1997-12-31
MEDSTONE INTERNATIONAL INC/
filed 1998-03-30
CIK 819939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ ]

         The number of shares of the Common Stock of the registrant outstanding as of March 9, 1998 was 5,256,548. The number of shares of voting and non-voting Common Stock held by non-affiliates on such date was 5,101,820 with an approximate aggregate market value of $52,293,655.

================================================================================

                                TABLE OF CONTENTS


                                                                              Page
           Item Number and Caption                                           Number
           -----------------------                                           ------
PART I

      Item 1.   Business.................................................      1
      Item 2.   Properties...............................................      7
      Item 3.   Legal Proceedings........................................      7
      Item 4.   Submission of Matters to a Vote of Security Holders......      7


PART II

      Item 5.   Market for Registrant's Common Equity
                  and Related Stockholder Matters........................      8
      Item 6.   Selected Financial Data..................................      9
      Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     10
      Item 8.   Financial Statements and Supplementary Data..............     15
      Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     15


PART III

      Item 10.  Directors and Executive Officers of the Registrant.......     16
      Item 11.  Executive Compensation...................................     18
      Item 12.  Security Ownership of Certain Beneficial
                  Owners and Management..................................     21
      Item 13.  Certain Relationships and Related Transactions...........     22


PART IV

      Item 14.  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K................................     23



                                      - I -

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

         Medstone International, Inc., (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company, as a manufacturer of capital medical devices, has vertically integrated by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers lithotripsy services both in the United States and internationally on a fee-per-procedure basis in both the fixed and mobile environment. Medstone intends to expand efforts to grow this medical service side of its business. The Company's consolidated revenues during fiscal 1997 came primarily from Medstone's lithotripsy business.

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

         In June 1996 the Company purchased, for $1.35 million cash, a 60% interest in Northern Nevada Lithotripsy Associates, LLC ("Northern Nevada"), an operator of lithotripsy services. In March 1997, the Company purchased, for $2.3 million cash, a 60% interest in Southern Idaho Lithotripsy Associates, LLC ("Southern Idaho"), another operator of lithotripsy services. The Company consolidates the revenues of Northern Nevada and Southern Idaho and reflects minority interest expense for the portion of profits earned by the minority partners. These companies' revenues are derived from invoicing patients or insurers.

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

MARKETS

         The Company currently operates in the kidney stone treatment market. In the United States, it is estimated that over 1,500,000 persons per year suffer from kidney stones and an estimated 375,000 patients per year are hospitalized with a primary kidney stone. Historically, approximately 180,000 of these patients have been treated with extra corporeal shockwave lithotripsy each year. With an estimated installed base of 380 lithotripters in the United States, there is a sufficient number of lithotripters to respond to this market.

         Outside the United States the incidence of kidney stones varies from country to country. The installed base of extra corporeal shockwave lithotripters is not as extensive as in the United States. Medstone has sold systems into Japan, Egypt, Russia, Israel, Saudi Arabia, U.A.E., Hong Kong and China.

         In a joint effort, Medstone and Novartis ("Novartis") formerly known as Ceiba-Geigy have submitted an application to the U.S. Food and Drug Administration ("FDA") to non-invasively treat gallstones using the Company's lithotripter in conjunction with Actigall(R) (ursodiol USP). On March 5, 1998, the FDA informed Medstone in writing that its Pre-market Approval Application is considered filed. In the same letter, Medstone was informed that the FDA expects to take this submission before the Gastroenterology and Urology Device Advisory Panel on April 30, 1998. If the Medstone lithotripsy system were to receive such approval, it would be the only system approved to treat kidney stones and gallstones on the same equipment in the United States although no assurance can be given that such approval will ever be given. See "Governmental Regulation" below.

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

         The Company, as a vertically integrated manufacturer, also offers fee-for-service lithotripsy in the continental United States. It has placed its lithotripters in mobile trailers and contracts with hospitals, clinics, and ambulatory surgery centers to provide the equipment necessary to treat kidney stones, usually on an outpatient basis. This allows small and mid-size facilities in wide ranging geographic locations to access equipment and technology that otherwise would only be economically viable in larger population centers. There are currently over 90 sites in the United States that are active sites on the Company's mobile routes. The Company plans to continue to expand its customer base for lithotripsy services in future years.

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

         The Medstone STS provides a non-invasive nonsurgical treatment for stones in the kidney and ureter called extra corporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

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

PRODUCTION

         Medstone manufactures, under FDA mandated Good Manufacturing Practice ("GMP") requirements, its devices at its plant in Aliso Viejo, California. The Company moved into its facility in March 1994. Subsequent to that move the Company was audited by the FDA and received notification from the FDA enabling it to manufacture and market devices in that facility. The Company has existing capacity to produce sufficient quantities of its shockwave lithotripters to support its commercial needs for the foreseeable future.

PRODUCT DEVELOPMENT

         The Company has focused its research in 1997 on developments intended to improve performance and convenience, and also to reduce the size and costs, of its lithotripter systems. In 1997, the Company devoted a significant portion of its research and development expenditures on the Medstone STS-T, a smaller, movable lithotripsy system. This new product, which has been previewed at focus groups, is scheduled for introduction in 1998, pending FDA approvals and the Company will continue to invest significantly in product enhancements and proprietary products. During the years ended December 31, 1995, 1996, and 1997, the Company's expenditures for research and development totaled $926,665, $521,793, and $1,021,349, respectively.

PRODUCT LIABILITY AND INSURANCE

         The Company currently has in force commercial liability insurance, with coverage limits of $1 million per incident, and $2 million on an annual aggregate basis. It also has general umbrella liability insurance with coverage limits of $4 million per incident for a total aggregate amount of $5,000,000 per incident. The Company's D & O insurance policies provide coverage on a claims-made basis and are subject to annual renewal.

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

         On January 9, 1998, the Health Care Finance Administration (HCFA) published proposed Stark II regulations with the intent of seeking public comments regarding the proposal and its effects. Stark II proposes that lithotripsy would be defined as an "inpatient and outpatient hospital procedure" and this definition would put physician ownership of lithotripsy units in violation of HCFA regulations. This would apply to patients covered under Medicare, Medicaid and Champus health care.

         With the completion of the comment period in the beginning of March 1998, no further information is currently available to the Company regarding the public comments. The regulations, if enacted as first published, could force physician partnerships to either divest ownership or find a "safe harbor" under which to operate lithotripsy partnerships.

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

         The Company's main competitors in the fee-for-service business are Prime Medical Services, Inc., a Texas-based mobile lithotripsy provider, the lithotripsy business of Integrated Health Services, Inc., a Maryland based healthcare concern, of which one operating entity owns lithotripsy provider partnerships, and other smaller regional and local providers.

SALES AND MARKETING

         The Company's current products and planned future of products are targeted at the lithotripsy market. Medstone has a direct sales force, covering the continental United States. Outside the United States, the Company uses a network of distributors.

         The Company generates revenue from the sale of equipment, and also from the sale of software licenses, disposable supplies, procedure fees and service contracts to hospitals, physicians, and other health care providers.

         The Company offers to hospitals, surgery centers and physician groups lithotripsy services on a fee basis. In the current cost conscious healthcare environment, many facilities do not have the patient flow to justify owning, or the available capital to purchase, a lithotripsy machine. These facilities are candidates for fee-for-service. In a fee-for-service arrangement the customer will sign a contract for a period of time, typically one to three years, and will pay a fixed fee for each patient treated on the lithotripter. Most often this service is provided by a lithotripter that is in a mobile van so a single machine can provide service over a wide geographic area. For facilities with adequate patient flow, fee-for-service can be provided with a fixed unit installed in that facility.

         Marketing for the Company's products is accomplished through advertisement in medical journals, direct mail, direct physician contact, company participation in various associations, product exhibition and telephonic marketing.

BACKLOG - SHOCKWAVE LITHOTRIPSY

         The Company's lithotripsy equipment sale backlog was $250,000 as of March 1, 1998 and $480,000 as of March 24, 1997. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

         With the maturity of Medstone's lithotripsy business, recurring revenues from fee for service and procedure fees and maintenance services have become a major source of Medstone's revenue stream. Maintenance services are generally provided under annual service contracts, and procedure and fee for service fees are earned based upon usage of the System.

HUMAN RESOURCES

         As of February 28, 1998, Medstone had 77 employees. Of the 77 employees, 9 are engaged directly in research and development activities, 12 are engaged in manufacturing, 18 are engaged in mobile operations, 16 are engaged in field service, 11 are engaged in sales and marketing and 11 are employed in general and administrative positions.

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

ITEM 2.  PROPERTIES

         In March 1994, the Company took occupancy of office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California, under an operating lease with an initial term of two years. Under extensions of the lease, the monthly lease rate was $12,862 through February 1997 and $13,360 through February 1998. The Company exercised its option to extend the lease, extending the lease until March 1999 at a monthly lease rate of $13,874. The Company negotiated an extension for a sixteen month period running from March 1999 to June 2000, at a monthly rate of $14,410.

         United Physicians Resources leases a 1,417 square foot office in Phoenix, Arizona with a monthly rental expense of $1,990 under an operating lease which expires in October 1999.


ITEM 3.  LEGAL PROCEEDINGS

         The Company carries director and officer liability insurance, and has indemnification agreements with its officers and directors.

         The Company was a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On June 20, 1996 the defendants and plaintiffs reached an agreement whereby a $6 million, non-recapturable settlement fund was established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded a one-time, $5.5 million expense in the second quarter of 1996 to cover its portion of the settlement fund, with the first half paid on July 9, 1996 and the second half paid on August 15, 1996. All funds for the settlement were remitted by the Company, with the co-defendants having paid their portions to the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 1, 1997. At the meeting Frank R. Pope, David V. Radlinski, Donald Regan and Michael C. Tibbitts were elected directors and the 1997 Stock Incentive Plan was approved.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's executive officers is included in
Item 10 of Part III.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Prior to January 24, 1991, the Company's common stock was traded on the NASDAQ Stock Market under the symbol MSHK. On January 24, 1991, the Company changed its name to Cytocare, Inc. and began trading on the NASDAQ Stock Market under the symbol CYTI. On September 25, 1995, the Company changed its name to Medstone International, Inc. and began trading on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 1996 and December 31, 1997 as reported in the NASDAQ National Market System for the quarter indicated.

                                         HIGH           LOW
                                       --------      --------
     YEAR ENDED DECEMBER 31, 1996

     First quarter                     $12-1/8       $7-5/8
     Second quarter                     10-5/8        8
     Third quarter                       9-3/4        6-1/2
     Fourth quarter                      9-1/8        6-1/2


     YEAR ENDED DECEMBER 31, 1997

     First quarter                     $9-5/8        $7-3/8
     Second quarter                     9-1/4         7-1/2
     Third quarter                     10-7/8         9-1/16
     Fourth quarter                    11-3/8         9-5/8

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

         At March 17, 1998, there were 304 stockholders of record and approximately 3,200 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share amounts)

                                                                             YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                         1997           1996           1995          1994          1993
                                                       --------       --------       --------      --------      --------
Revenues:
    Net equipment sales                                $  2,722       $  2,420       $  4,588      $  3,125      $  2,317
    Procedure and maintenance fees,
        and management fees                              18,476         14,884         12,797        12,538        10,875
    Interest and dividends                                  536            676          1,005           642           481
                                                       --------       --------       --------      --------      --------
        Total revenues                                   21,734         17,980         18,390        16,305        13,673
Costs and expenses:
    Cost of sales                                         9,503          8,009          7,633         6,004         5,506
    Research and development                              1,021            522            927         1,076         2,334
    Selling                                               2,257          2,146          2,050         2,551         2,674
    General and administrative                            2,231          1,666          1,656         2,105         2,226
    Lawsuit settlement cost                                  --          5,500             --            --            --
    Legal and other expense                                 (39)           402            164            35           338
                                                       --------       --------       --------      --------      --------
        Total costs and expenses                         14,973         18,245         12,430        11,771        13,078
                                                       --------       --------       --------      --------      --------
Income (loss) from operations before income taxes         6,761           (265)         5,960         4,534           595
Minority interest                                           468            143             --            --            --
Provision for (benefit from) income taxes                 2,329           (170)         2,086           150            65
                                                       --------       --------       --------      --------      --------
Net income (loss)                                      $  3,964       $   (238)      $  3,874      $  4,384      $    530
                                                       ========       ========       ========      ========      ========
Earnings (loss) per share:(1)
        Basic                                          $    .74       $   (.04)      $    .74      $    .89      $    .11
                                                       ========       ========       ========      ========      ========
        Diluted                                        $    .72            N/A       $    .70      $    .82      $    .10
                                                       ========       ========       ========      ========      ========


CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                                     DECEMBER 31,
                          ----------------------------------------------------------------
                            1997          1996          1995          1994          1993
                          --------      --------      --------      --------      --------
Working capital           $ 16,256      $ 14,983      $ 18,465      $ 16,658      $ 12,406
Total assets                27,688        25,395        25,910        22,260        17,709
Total liabilities            3,567         4,230         3,753         2,809         2,935
Stockholders' equity        24,121        21,165        22,157        19,451        14,774


----------
(1) Restated in accordance of SFAS Statement No. 128 "Earnings Per Share".

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

         The Company as a manufacturer of capital medical devices has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 13 mobile systems and two fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

         In June 1996, the Company completed the acquisition of a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patient and insurers, and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company's service orientation to the urologist practitioner. Both entities signify the Company's emphasis on growth through expansion of relationships and acquisition. In March 1997, the Company completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates LLC, another operator of "retail" lithotripsy operations in Southern Idaho, and operating results have been consolidated effective March 1, 1997.

         The Company began the year with approximately $11 million in cash and marketable securities, no debt, inventories of $2.5 million, and total assets of $25.4 million. After an acquisition, purchase of $1.3 million of treasury stock and payment of costs relating to the attempted acquisition of the lithotripsy division of Coram Healthcare, the Company ended the year with approximately $11 million in cash and marketable securities, no debt, inventories of $2.7 million and total assets of $27.4 million.

         Through its continuing research and development, management of the Company is putting in place the scientific and engineering base it believes is necessary to carry it through the next phases of its growth plans.

         The Company was a defendant in two related class action lawsuits filed by two shareholders of the Company alleging that adverse material information was not disclosed at the time of the initial public offering and in subsequent periods. On June 20, 1996 the defendants and plaintiffs reached an agreement whereby a $6 million, non-recapturable settlement fund was established in return for dismissal of all claims against the Company, its underwriter and current and former officers and directors. The Company recorded and paid a one-time, $5.5 million expense in 1996 to cover its portion of the settlement fund. All funds for the settlement were remitted by the Company, with the co-defendants paying their portions to the Company. (See Item 3. Legal Proceedings).

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

         In 1996, the Company negotiated with Coram Healthcare ("Coram") for the right to purchase the lithotripsy related operations of Coram. In October 1996, negotiations ceased and, upon Coram's subsequent acquisition by Integrated Health Services, Inc., a breakup fee clause was enacted and the Company received reimbursement of $1.25 million of certain documented out-of-pocket expenses relating to the attempted acquisition and related financing. The Company received the $1.25 million in 10 installments during 1997.

                   ASSETS

         Accounts receivable increased by $434,000 from December 31, 1996 to December 31, 1997 due to the addition of the Southern Idaho receivables and a higher number of customers utilizing the fee-for-service program. $3,000 was written off against the accounts receivable reserves in 1997.

         Income taxes receivable increased by $547,000 due to the overpayment of tax estimates and utilization of net operating loss carryforwards.

         Note receivable decreased by $1,250,000 in the current year due to the Company's reimbursement from Coram Healthcare for certain expenses related to the Company's 1996 bid to acquire the lithotripsy operations of Coram.

         Prepaid expenses and other current assets increased by $299,000 due to the Company's prepayment of directors and officers liability insurance and recognition of the value of a van due to the Company.

         Goodwill, net, increased by $2,148,000 in the current year due to $2,223,000 in goodwill recorded in connection with the purchase of Southern Idaho, offset by amortization expense (see Footnote 2).


         LIABILITIES

         Customer deposits increased by $133,000 at December 31, 1997 compared to December 31, 1996 due to receipt of deposits for three equipment orders with future shipment dates.

         Accounts payable at December 31, 1997 decreased by $873,000 compared to December 31, 1996 due to payment of expenses in connection with the Company's attempted acquisition of the lithotripsy related operations of Coram.

         Accrued income taxes decreased $376,000 in the current year due to over payment of estimated taxes.

         Deferred tax liabilities increased by $258,000 from December 31, 1996 to December 31, 1997 due to a difference between tax and book depreciation and goodwill amortization expenses.

         Minority interest increased by $255,000 due to the acquisition in 1997 of Southern Idaho, of which the Company is a 60% owner.

         STOCKHOLDERS' EQUITY

         Additional paid-in-capital increased $283,000 in the current year due to the exercise of common stock options held by employees.

         Treasury Stock increased by $1,292,000 due to the Company's repurchase of 156,000 shares of its common stock under the repurchase program initiated in 1996.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenues increased to $21.7 million, or 21% for the year ended December 31, 1997 when compared to revenues of $18.0 million in the year ended December 31, 1996. The revenues from equipment sales increased by 12% as the number of units sold increased but the average unit selling price decreased due to competition. Decreasing was the revenue from equipment upgrades when compared to 1996 as fewer field upgrades are being performed.

         Revenue from procedure and maintenance fees, or recurring revenue, increased by $3.4 million, or 23%, from 1996 levels due to the Company's continued revenue growth in its fee-for-service business, and the additional revenue from the Southern Idaho acquisition. Volume on company owned mobile lithotripsy units increased by 51% in 1997 when compared to 1996 with fees remaining constant. Procedure revenue on third-party owned equipment was flat in 1997 when compared to 1996 as patient volume increased slightly and per procedure fees decreased slightly. Revenues acquired with Southern Idaho, when combined with the previously acquired Northern Nevada, increases per procedure averages due to the higher fees for direct billings.

         Interest income decreased by 21% in 1997 when compared to 1996 due to lower average invested cash balances which resulted from the payment of Coram expenses, acquisition costs and treasury stock repurchases.

         Cost of equipment sales in 1997 increased by 57% in 1997 from 1996 levels due to the higher number of unit shipments in the year. Gross margins on equipment and equipment upgrades decreased due to the decrease in average unit selling prices.

         Cost of recurring revenues increased by $752,000, or 11%, in 1997 when compared to 1996 due to increased activity in staffing costs and van movement costs for mobile services in correlation with higher patient volume. Gross margin, as percentage of recurring revenue, increased to 60% in 1997 from 55% due to higher utilization of existing equipment as fixed costs remain stable.

         Research and development costs increased in 1997 by 96% when compared to 1996 levels due to increased spending on materials, staffing and consultants as the Company accelerated its development of a portable lithotripter.

         Selling expenses increased by $111,000, or 5%, in 1997 when compared to 1996 due to higher commission expense in connection with revenue growth, the cost of a national ad campaign, and bad debt expenses.

         General and administrative expenses increased by 34% or $565,000 from 1996 to 1997, due to higher staffing costs associated with a full year's operations of United Physicians Resources, increased legal expenses and increased billing service expense for the direct billings done on acquired entities.

         Other income/expense, net decreased by $442,000 in 1997 when compared to 1996 due to the class action litigation preparation expenses incurred in 1996, partially offset by the gain on the sale of securities held for investment in 1996.

         Lawsuit settlement costs decreased by $5.5 million due to the settlement of the class action lawsuit in 1996.

         Minority interest expense of $468,000 represents the minority shareholder's interest in the results of operations of Northern Nevada and Southern Idaho.

         Provision for (benefit from) income taxes recognizes the tax expense of the current year's income compared to the operating loss incurred in 1996.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Total revenues increased slightly to $18.0 million, or 2% for the year ended December 31, 1996 when compared to revenues of $18.4 million in the year ended December 31, 1995. The revenues from equipment sales decreased by 47% as both the number of units and the average unit selling price decreased. Also decreasing was the revenue from equipment upgrades when compared to 1995.

         Revenue from procedure and maintenance fees, or recurring revenue, increased by $2.1 million, or 16%, from 1995 levels due to the Company's continued success in its fee-for-service business, continued growth in revenue from procedure fees on third-party owned equipment, and the addition of the Northern Nevada "direct" revenues. Volume on company owned mobile lithotripsy units increased by 43% in 1996 when compared to 1995. Procedure revenue increased by 9% in 1996 when compared to 1995 as the volume on third party owned equipment continued to grow. Revenues acquired with Northern Nevada increase the per patient revenue due to the revenue recognized when billing patients or insurers when compared to the revenue from billing providers. Partially offsetting these gains was the loss of the Endocare revenues, which totaled $951,000 in 1995, which were spun out effective January 1, 1996.

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

         Research and development costs decreased in 1996 by 44% when compared to 1995 levels due to 1995's level of expenses associated with numerous Endocare new product development projects, most of which became salable new product lines before completion of the spin out of Endocare. In 1996 the Company concentrated its research efforts on lithotripsy products.

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


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had cash and short-term investments of approximately $11.0 million. These funds were generated from operating activities and from the Company's initial public offering in June 1988.

         The Company's long-term capital expenditure requirements and treasury shares repurchase will depend upon numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the cost of acquisition and/or new revenue opportunities, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

         The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1998. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

YEAR 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. This issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or could fail.

         During 1997, the Company has conducted a comprehensive review of its computer systems and lithotripsy equipment to identify areas that could be affected by the "Year 2000" issue. The Company presently believes that, with conversion to a newer version of operating software developed in 1996, the year 2000 problem will not materially affect the Company's operations, financial position or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by owners and distributions to owners. The Company will adopt the new standards in 1998 and does not expect the impact on the financial statement presentation to be significant.

                    In June 1997, the FASB issued Statement No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new standards retroactively in 1998. Management has not completed its review of SFAS 131.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth; (iii) the Company's businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes could adversely affect the Company's plans and results of operations; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
         The following are the directors of the Company:

             NAME                          AGE         PRINCIPAL OCCUPATION
             ----                          ---         --------------------
             David V. Radlinski             53         Chairman of the Board and
                                                       Chief Executive Officer of the Company


             Frank R. Pope                  48         Managing Director
                                                       Verdigris Capital

             Donald John Regan              63         Vice President and General Counsel
                                                       Kinsell, O'Neil, Newcomb & De Dios, Inc.


             Michael C. Tibbitts            50         Officer and Vice President
                                                       Gulf South Medical Supply, Inc.

     Mr. Radlinski has been the Chairman of the Board and Chief Executive Officer of the Company since September 1995. He had been the President of the Company's subsidiary, Medstone International, Inc., and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995. From July 1987 to January 1991, he was the Company's Executive Vice President of Finance, Chief Financial Officer and Secretary. From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactured computer printers.

     Mr. Pope is Managing Director of Verdigris Capital, a private merchant banking firm. From April 1981 to October 1996, Mr. Pope was a General Partner with Technology Funding, a venture capital investment firm. He was also the Executive Vice President, Chief Financial Officer and a director of Technology Funding Inc. Mr. Pope is also a director of Thermatrix, Inc. and a director and officer of Advanced BioCatalytics Corp. Mr. Pope is a C.P.A. and a member of the California Bar. He has been a director of the Company since January 1991.

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

     Mr. Tibbitts, who was elected to the Board of Directors on May 13, 1996, has been with Gulf South Medical Supply, Inc. since 1991 as an officer and Vice President. Prior to joining that corporation, he was employed for 19 years by Johnson & Johnson in two divisions: Sterile Design (which manufactured and marketed kit packages) and Surgikos (which manufactured and marketed surgical supplies). He has been a Director of the Company since May 1996.

EXECUTIVE OFFICERS

     The names, ages and positions of all the executive officers of the Company as of March 1998 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

           NAME                       AGE              POSITION
           ----                       ---              --------

       David V. Radlinski             53               Chief Executive Officer and Chairman of the Board

       Mark Selawski                  42               Vice President of Finance,
                                                       Chief Financial Officer and Secretary

       Eva Novotny                    40               Executive Vice President of Sales
                                                       and Marketing

       Mr. Radlinski has been the Chairman and Chief Executive Officer of the Company since September 1995. He had been the President of the Company's subsidiary, Medstone International, Inc., and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995. From July 1987 to January 1991, he was the Company's Executive Vice President of Finance, Chief Financial Officer and Secretary. From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactured computer printers.

       Mr. Selawski has been the Chief Financial Officer, Vice President of Finance and Secretary of the Company since September 1995. He had previously served as the Company's Manager of Planning and Analysis since joining the Company in 1988. Prior to joining the Company he held various finance management positions with several high-tech manufacturing companies.

       Ms. Novotny has been Executive Vice President of Sales and Marketing of the Company since October 1997. Prior to joining the Company, she was Director of Marketing for Imagyn Medical, formerly UroHealth, from June 1995 to October 1997. From 1985 to 1995, Mentor Corporation employed her as Marketing Manager and later as Director of Marketing for Mentor Urology.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Company is not aware of any director, officer or 10% shareholder who during 1997 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934, except as follows; Mr. Radlinski, Mr. Selawski and Ms. Novotny did not timely file Form 5's regarding changes in stock option holdings.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers during fiscal 1997.


                          SUMMARY OF COMPENSATION TABLE

                                                                                             LONG TERM COMPENSATION
                                                                                        -------------------------------
                                                           ANNUAL COMPENSATION                AWARDS           PAYOUTS
                                                   ---------------------------------    -------------------   ---------
               NAME                                                          OTHER     RESTRICTED  SECURITIES
               AND                                                           ANNUAL      STOCK     UNDERLYING    LTIP    ALL OTHER
            PRINCIPAL                     FISCAL   SALARY       BONUS     COMPENSATION  AWARDS(S)   OPTIONS    PAYOUTS  COMPENSATION
            POSITION                       YEAR    ($)(1)        ($)          ($)         ($)       (#)(2)       ($)         ($)
     ---------------------                ------   -------    ---------    ---------    --------   --------   ---------    -------

     David V. Radlinski (3)               1997     200,300          --          --          --     100,000          --          --
     Chairman of the Board and            1996     200,100          --          --          --      50,000          --          --
     Chief Executive Officer              1995     181,250          --          --          --     150,000          --          --

     Mark Selawski (4)                    1997      85,833      11,300          --          --      20,000          --          --
     Chief Financial Officer, Vice        1996      85,600          --          --          --      20,000          --          --
     President of Finance                 1995      72,730       7,500          --          --      20,000          --          --
     and Secretary

     Thomas W. Gardner (5)                1997      88,387          --      36,665          --      20,000          --          --
     Executive Vice President of          1996      95,600          --      35,349          --          --          --          --
     Sales and Marketing                  1995      83,750      20,000       2,815          --      40,000          --          --

     Eva Novotny (6)                      1997      25,300          --          --          --      50,000          --          --
     Executive Vice President of
     Sales and Marketing

----------

(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1997, 1996 and 1995 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

(2)      Options to acquire shares of Common Stock.

(3) Mr. Radlinski served as the Chief Financial Officer and Secretary of the Company until his election as Chairman of the Board and Chief Executive Officer on September 21, 1995.

(4) Mr. Selawski was appointed Chief Financial Officer, Vice President of Finance and Secretary on September 21, 1995.

(5) Mr. Gardner resigned his position with the Company as of October 9, 1997.

(6)      Ms. Novotny joined the Company as of October 15, 1997.

STOCK OPTION GRANTS DURING 1997

         The following table provides information related to the stock options granted in 1997.

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                          ANNUAL RATES OF
                                                                                                           STOCK PRICE
                                                                                                          APPRECIATION FOR
                                     INDIVIDUAL GRANTS                                                     OPTION TERM
-----------------------------------------------------------------------------------------         ---------------------------
                                              % OF TOTAL
                              SHARES           EMPLOYEE
                            UNDERLYING         OPTIONS          EXERCISE
                              OPTIONS         GRANTED IN         PRICE        EXPIRATION
                NAME            (#)           FISCAL YEAR      ($/SHARE)         DATE             5% ($)              10% ($)
                ----            ---           -----------      ---------         ----             ------              -------
David V. Radlinski            50,000             12%              7.75          1/09/03          131,750              298,375
                              50,000             12%              7.88          6/10/03          133,960              303,380

Mark Selawski                 20,000              5%              7.88          6/10/03           53,584              121,352

Thomas W. Gardner (1)         20,000              5%              7.88         10/09/97           53,584              121,352
Eva Novotny                   50,000             12%             10.38         10/15/03          176,460              399,630

----------

(1)      Mr. Gardner resigned in October 1997 and forfeited these options.



STOCK OPTIONS HELD AT END OF FISCAL YEAR

              The following table provides information related to options exercised during 1997 and options held by the named executive officers at December 31, 1997.

                                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                                      OPTIONS AT FY-END (#)          OPTIONS AT FY-END ($)(2)
                              SHARES ACQUIRED         VALUE       ----------------------------    ------------------------------
          NAME                ON EXERCISE (#)   REALIZED ($)(1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
     -------------------      ---------------   ---------------   -----------    -------------    -----------      -------------

     David V. Radlinski               --               --           98,333          201,667          130,158          382,832
     Mark Selawski                    --               --           17,333           42,667           41,581          111,008
     Eva Novotny                      --               --                0           50,000               --               --


----------

(1) The value is calculated based on the difference between the option exercise price and the market price for the Company's Common Stock on the exercise date, multiplied by the number of shares purchased. For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.

(2) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 1997 was $10.38. Value is calculated on the basis of the difference between the option exercise price and $10.38, multiplied by the number of shares of Common Stock underlying the option.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1997 Donald J. Regan and Frank R. Pope served as the members of the Company's Compensation Committee. Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries. During 1997 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

COMPENSATION OF DIRECTORS

         The Company currently compensates Messrs. Regan, Tibbitts and Pope $1,000 per meeting for their services, in addition to reimbursement to all directors for expenses incurred by them in connection with the Company's business.

         Under the Nonemployee Director Stock Option Plan, each new nonemployee director is automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date, but will not be initially exercisable until six months after the grant date. The exercise price of each option will equal the fair market value of the underlying Common Stock on the date the option is granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board. Under this plan, Mr. Pope was granted 5,000 shares at $2.38 per share in January 1992, which were exercised during 1997, Mr. Regan was granted 5,000 shares in September 1995 at $11.88 and Mr. Tibbitts was granted 5,000 shares at $8.63 per share in May 1996.

         As additional compensation, each current nonemployee director of the Company has received an option to purchase up to 15,000 shares of the Company's Common Stock. The options issued to Mssrs. Pope, Tibbitts and Regan were issued in November 1996 and have exercise prices of $7.13 per share. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remains on the Company's board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 1, 1998 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors and nominees for director, by each of the executive officers named in the Executive Compensation in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 1, 1998.

                                                                                NUMBER OF SHARES
                                                              BENEFICIALLY       PERCENTAGE OF
                  NAME AND ADDRESS OF BENEFICIAL OWNER          OWNED(1)          OWNERSHIP
                  ------------------------------------          --------          ---------

                  FMR Corp.                                     561,200               10.7%
                       82 Devonshire Street
                       Boston, MA 02109

                  The Kaufmann Fund                             500,000                9.5%
                       140 E. 45th Street, 43rd Floor
                       New York, NY  10017

                  Hathaway & Associates, Ltd.                   400,000                7.6%
                       119 Rowayton Avenue
                       Rowayton, CT  06853

                  David V. Radlinski(2)(3)                      256,648(4)             4.8%
                       100 Columbia, Suite 100
                       Aliso Viejo, CA  92656

                  Mark Selawski(3)                               24,847(6)             (10)
                       100 Columbia, Suite 100
                       Aliso Viejo, CA  92656

                  Donald J. Regan(2)                             13,246(7)             (10)
                       462 Stevens Avenue, Suite 308
                       Solana Beach, CA  92075

                  Michael C. Tibbitts(2)                          7,979(9)             (10)
                       27001 La Paz Road, Suite 448B
                       Mission Viejo, CA  92691

                  Frank R. Pope(2)                                6,063(8)             (10)
                       25 Preston Road
                       Woodside, CA  94062

                  Eva Novotny(3)                                  5,800(5)             (10)
                       100 Columbia, Suite 100
                       Aliso Viejo, CA  92656

                  All executive officers and directors
                       as a group (6 persons) (11)              314,583               5.81%

----------

(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)      Director of the Company.

(3)      Executive officer of the Company.

(4) Includes 117,500 shares issuable upon exercise of presently outstanding stock options.

(5) Includes 5,000 shares issuable upon exercise of presently outstanding stock options.

(6) Includes 20,667 shares issuable upon exercise of presently outstanding stock options.

(7) Includes 6,646 shares issuable upon exercise of presently outstanding stock options.

(8) Includes 4,063 shares issuable upon exercise of presently outstanding stock options.

(9) Includes 5,979 shares issuable upon exercise of presently outstanding stock options.

(10) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(11) Includes 159,855 shares issuable upon exercise of presently outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 (pre-split) shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed, as a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 (pre-split) shares of common stock of Cardiac Science, Inc.

         From 1991 through 1996, the Company performed various financings for Cardiac Science and received warrants to purchase Cardiac Science common stock. Due to exercise of warrants, common stock issued in lieu of interest and unsecured advances the Company received 5,619,054 (pre-split) shares of Cardiac Science.

         In April 1997, Cardiac Science effectuated a 1 for 11.42857143 reverse stock split, reducing the Company's holdings to 546,772 shares, which is the number of shares held at December 31, 1997. This investment is recorded at a cost of $750,054 and the Company currently is restricted from trading this investment, therefore a corresponding valuation reserve has been established, making the net investment value $0.

         The Company also holds warrants to purchase 87,500 (post-split) shares at $.011 each, with an expiration date of September 2004.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                               Page
                                                                                               ----
          (A)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             1.      Consolidated Financial Statements
                        Report of Independent Auditors                                          24
                        Consolidated Balance Sheets at December 31, 1997 and 1996               25
                        Consolidated Statements of Operations for the
                                years ended December 31, 1997, 1996 and 1995                    26
                        Consolidated Statements of Stockholders' Equity
                                for the years ended December 31, 1997, 1996 and 1995            27
                        Consolidated Statements of Cash Flows for the
                                years ended December 31, 1997, 1996 and 1995                    28
                        Notes to Consolidated Financial Statements                              29

             2.      Schedule to Consolidated Financial Statements
                        Schedule II - Valuation and Qualifying Accounts                         40
                        All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.


       (B)   REPORTS ON FORM 8-K
             There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1997.


       (C)   EXHIBITS

             EXHIBIT NO.                            DESCRIPTION
             -----------                            -----------
             3.1                     Certificate of Incorporation of the Company, as amended (1)
             3.2                     Bylaws of the Company (1)
             3.3                     Amendment of ByLaws (2)
             4.2                     Specimen Certificate of the Company's Common Stock (3)
             10.26                   1989 Stock Incentive Plan (4)(5)
             10.27                   Non-employee Director Stock Option Plan (4)(5)
             10.28                   Facility Lease on 100 Columbia (6)
             10.29                   1997 Stock Incentive Plan (5)(7)
             22.1                    Subsidiaries (See page 42 hereof)
             23.1                    Consent of Independent Auditors (see page 43 hereof)
             27                      Financial Data Schedule
             28.2                    Form of Cytocare, Inc. Information Statement - Distribution to Shareholders of Stock
                                     of Cardiac Science, Inc. (8)
             28.3                    Form of Medstone International, Inc. Information Statement - Distribution to
                                     Shareholders of Stock of Endocare, Inc. and Urogen Corp. (9)

----------

         (1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, and incorporated herein by reference.

         (2) Previously filed with the same exhibit number with the Company's Registration Statement on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

         (3) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and incorporated herein by reference.

         (4) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

         (5)      Compensatory plan or arrangement.

         (6) Previously filed with the same exhibit number with the Company's annual report on Form 10-K for the year ended December 31, 1993.

         (7) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         (8) Previously filed with the same exhibit number with the Company's current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.

         (9) Previously filed with the Company's current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.

                         Report of Independent Auditors



Stockholders and Board of Directors
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP



Orange County, California
February 14, 1998

                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,
                                                                          -------------------------------
                                                                               1997               1996
                                                                          ------------       ------------
                         ASSETS
Current assets:
       Cash and equivalents                                               $  1,125,009       $  3,906,961
       Short-term investments                                                9,900,909          7,102,170
       Accounts receivable, less allowance for doubtful accounts of
               $534,918 and $220,000 in 1997 and 1996, respectively          3,120,787          2,686,985
       Inventories                                                           2,680,220          2,459,779
       Deferred tax assets                                                     891,507          1,061,000
       Income taxes receivable                                                 632,851             86,271
       Note receivable                                                              --          1,250,000
       Prepaid expenses and other current assets                               455,974            157,000
                                                                          ------------       ------------

Total current assets                                                        18,807,257         18,710,166

Property and equipment:
       Lithotripters                                                         8,524,314          7,289,845
       Equipment                                                               815,585            876,809
       Furniture and fixtures                                                  821,565          1,007,292
       Leasehold improvements                                                  138,698             89,764
                                                                          ------------       ------------
                                                                            10,300,162          9,263,710
Less accumulated depreciation and amortization                              (4,721,618)        (3,740,973)
                                                                          ------------       ------------
               Net property and equipment                                    5,578,544          5,522,737
                                                                          ------------       ------------

Goodwill, net                                                                3,266,162          1,118,583
Other assets, net                                                               36,425             43,805
                                                                          ------------       ------------
                                                                          $ 27,688,388       $ 25,395,291
                                                                          ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                   $    887,740       $  1,760,922
       Accrued expenses                                                        210,421            209,512
       Accrued income taxes                                                         --            376,172
       Accrued payroll expenses                                                239,504            338,461
       Customer deposits                                                       132,699                 --
       Deferred revenue                                                      1,080,899          1,042,043
                                                                          ------------       ------------

              Total current liabilities                                      2,551,263          3,727,110

Deferred tax liabilities                                                       649,524            392,000
Minority interest                                                              366,654            111,172
Commitments and contingencies (Notes 3 and 8)
Stockholders' equity:
       Common stock - $.004 par value, 20,000,000 shares authorized,
          5,634,788 and 5,578,403 shares issued and outstanding at
          December 31, 1997 and 1996, respectively                              22,539             22,314
       Additional paid-in capital                                           18,998,260         18,715,068
       Accumulated earnings                                                  7,436,263          3,471,965
       Stock purchase notes receivable                                        (134,800)          (134,800)
       Unrealized gain (loss) on short-term investments                           (579)            (1,168)
       Treasury stock (268,800 shares at cost at December 31,
              1997 and 112,800 shares at December 31, 1996)                 (2,200,736)          (908,370)
                                                                          ------------       ------------


              Total stockholders' equity                                    24,120,947         21,165,009
                                                                          ------------       ------------
                                                                          $ 27,688,388       $ 25,395,291
                                                                          ============       ============



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  1997               1996               1995
                                                                              ------------       ------------       ------------
Revenues:
       Net equipment sales                                                    $  2,722,360       $  2,420,000       $  4,588,015
       Procedures and maintenance fees
         and management fees                                                    18,476,342         14,883,598         12,797,608
       Interest and dividend income                                                535,601            675,967          1,004,655
                                                                              ------------       ------------       ------------
                    Total revenues                                              21,734,303         17,979,565         18,390,278

Costs and expenses:
       Cost of equipment sales                                                   2,040,032          1,298,427          2,080,747
       Costs related to procedure
         and maintenance fees                                                    7,463,418          6,710,645          5,552,354
       Research and development                                                  1,021,349            521,793            926,665
       Selling                                                                   2,256,933          2,145,759          2,050,109
       General and administrative                                                2,231,006          1,666,164          1,656,455
       Lawsuit settlement costs                                                         --          5,500,000                 --
       Legal and other (income)/expense                                            (39,327)           402,673            163,621
                                                                              ------------       ------------       ------------

                    Total costs and expenses                                    14,973,410         18,245,461         12,429,951
                                                                              ------------       ------------       ------------

Income (loss) before provision/
  benefit for income taxes                                                       6,760,893           (265,896)         5,960,327
Minority interest in subsidiary income                                             467,595            142,575                 --
Provision (benefit) for income taxes                                             2,329,000           (170,000)         2,086,000
                                                                              ------------       ------------       ------------
                    Net income (loss)                                         $  3,964,298       $   (238,471)      $  3,874,327
                                                                              ============       ============       ============

Net income (loss) per share:
       Basic                                                                  $        .74       $       (.04)      $        .74
                                                                              ============       ============       ============
       Diluted                                                                $        .72               (.04)      $        .70
                                                                              ============       ============       ============

Number of shares used in the computation of net income (loss) per share:
       Basic                                                                     5,390,352          5,517,976          5,256,486
                                                                              ============       ============       ============
       Diluted                                                                   5,510,668          5,517,976          5,544,831
                                                                              ============       ============       ============



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                           COMMON STOCK
                                               -------------------------------      ADDITIONAL       ACCUMULATED
                                                 NUMBER OF                            PAID-IN          EARNINGS
                                                  SHARES             AMOUNT           CAPITAL          (DEFICIT)
                                               ------------       ------------      ------------      ------------


BALANCE AT DECEMBER 31, 1994                      4,944,603       $     19,778      $ 17,675,642      $  1,802,325

Common stock options exercised                      571,925              2,288           670,341                --

Income tax benefit from stock options                    --                 --           210,000                --

Unrealized gain on short-term investments                --                 --                --                --

Dividend declared                                        --                 --                --        (1,966,216)

Net income                                               --                 --                --         3,874,327
                                               ------------       ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1995                      5,516,528             22,066        18,555,983         3,710,436

Common stock options exercised                       61,875                248            96,085                --

Income tax benefit from stock options                    --                 --            63,000                --

Treasury stock repurchased                         (112,800)                --                --                --

Unrealized loss on short-term
    investments                                          --                 --                --                --

Net loss                                                 --                 --                --          (238,471)
                                               ------------       ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1996                      5,465,603       $     22,314      $ 18,715,068      $  3,471,965


Common stock options exercised                       56,385                225           283,192                --

Income tax benefit from stock options                    --                 --                 0                --

Treasury stock repurchased                         (156,000)                --                --                --

Unrealized loss on short-term
    investments                                          --                 --                --                --

Net income                                               --                 --                --         3,964,298
                                               ------------       ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1997                      5,365,988       $     22,539      $ 18,998,260      $  7,436,263
                                               ============       ============      ============      ============


                                                                     UNREALIZED LOSS
                                                 STOCK PURCHASE       ON SHORT-TERM         TREASURY
                                                 NOTE RECEIVABLE       INVESTMENTS           STOCK              TOTAL
                                                   ------------       ------------       ------------       ------------


BALANCE AT DECEMBER 31, 1994                       $          0       $    (46,279)      $          0       $ 19,451,466

Common stock options exercised                         (134,800)                --                 --            537,829

Income tax benefit from stock options                        --                 --                 --            210,000

Unrealized gain on short-term investments                    --             49,822                 --             49,822

Dividend declared                                            --                 --                 --         (1,966,216)

Net income                                                   --                 --                 --          3,874,327
                                                   ------------       ------------       ------------       ------------

BALANCE AT DECEMBER 31, 1995                           (134,800)             3,543                  0         22,157,228

Common stock options exercised                               --                 --                 --             96,333

Income tax benefit from stock options                        --                 --                 --             63,000

Treasury stock repurchased                                   --                 --           (908,370)          (908,370)

Unrealized loss on short-term
    investments                                              --             (4,711)                --             (4,711)

Net loss                                                     --                 --                 --           (238,471)
                                                   ------------       ------------       ------------       ------------

BALANCE AT DECEMBER 31, 1996                       $   (134,800)      $     (1,168)      $   (908,370)      $ 21,165,009


Common stock options exercised                               --                 --                 --            283,417

Income tax benefit from stock options                        --                 --                 --                  0

Treasury stock repurchased                                   --                 --         (1,292,366)        (1,292,366)

Unrealized loss on short-term
    investments                                              --                589                 --                589

Net income                                                   --                 --                 --          3,964,298
                                                   ------------       ------------       ------------       ------------

BALANCE AT DECEMBER 31, 1997                       $   (134,800)      $       (579)      $ (2,200,736)      $ 24,120,947
                                                   ============       ============       ============       ============



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                         1997              1996              1995
                                                                    ------------      ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                $  3,964,298      $   (238,471)     $  3,874,327
   Adjustments to reconcile net income to net
         cash provided by operating activities:
               Depreciation and amortization                           1,613,385         1,244,840           945,050
               Provision for doubtful accounts                           251,000            60,000                --
               Provision for related party loan                               --                --             1,315
               Provision for excess inventories                               --          (136,884)               --
               Minority interest in partnership                          467,595           142,575                --
               Changes in operating assets and liabilities:
                      Accounts receivable                               (684,802)         (934,923)          308,646
                      Inventories                                       (220,441)         (777,557)         (961,695)
                      Deferred taxes                                     427,017           (94,000)          205,000
                      Note receivable                                  1,250,000        (1,250,000)               --
                      Prepaid expenses and other                        (298,974)          355,207          (124,947)
                      Accounts payable                                  (873,182)        1,356,997          (127,954)
                      Accrued expenses                                       909           (25,753)         (133,677)
                      Accrued income taxes, net                         (922,752)          251,608          (290,483)
                      Accrued payroll expenses                           (98,957)          132,341          (202,764)
                      Deferred revenue                                    38,856           317,411            83,709
                      Customer deposits                                  132,699                --           (39,068)
                      Other, net                                           7,380          (216,995)         (393,338)
                                                                    ------------      ------------      ------------

                      Net cash provided by operating activities        5,054,031           186,396         3,144,121
                                                                    ------------      ------------      ------------
Cash flows from investing activities:
   Purchases of investments available for sale                       (42,258,678)      (16,918,215)      (18,744,464)
   Proceeds from sales of investments available for sale              39,460,528        24,306,051        17,448,155
   Related party loan                                                         --                --             5,782
   Purchase of subsidiary                                             (2,300,000)       (1,350,000)               --
   Investment by minority in partnership                                 193,179          (162,028)               --
   Distribution of minority interest                                    (328,000)          (64,403)               --
   Purchases of property and equipment                                (1,597,545)       (3,392,627)       (1,220,503)
   Disposals of property and equipment                                     3,482             5,083           676,225
                                                                    ------------      ------------      ------------

                       Net cash provided by (used in)
                         investing activities                         (6,827,034)        2,423,861        (1,834,805)
                                                                    ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                283,417            96,333           537,829
   Purchase of treasury stock                                         (1,292,366)         (908,370)               --
   Dividends paid                                                             --        (1,000,000)               --
                                                                    ------------      ------------      ------------

                       Net cash provided by (used in)
                         financing activities                         (1,008,949)       (1,812,037)          537,829

Net increase (decrease) in cash and equivalents                       (2,781,952)          798,220         1,847,145
Cash and equivalents at beginning of year                              3,906,961         3,108,741         1,261,596
                                                                    ------------      ------------      ------------
Cash and equivalents at end of year                                 $  1,125,009      $  3,906,961      $  3,108,741
                                                                    ============      ============      ============

Supplemental cash flow disclosures:
 Cash paid during the year for:
              Income taxes                                          $  2,911,351      $    554,136      $  2,173,390
                                                                    ============      ============      ============

Supplemental schedule of noncash investing
 and financing activities:
              Tax benefit of employee stock options                           --      $     63,000      $    210,000
              Dividends declared                                              --      $         --      $  1,966,216



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.             ORGANIZATION AND OPERATIONS OF THE COMPANY

               Medstone International, Inc. ("Medstone" or "the Company"), was incorporated in Delaware in October 1984. The Company designs, manufactures and markets the Medstone STSTM Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. In addition to sales of the System, Medstone generates recurring revenue from procedure fees and fee for service arrangements for use of the System and from repairs and maintenance of the System.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of consolidation

               The consolidated financial statements include the accounts of the Company, United Physicians Resources, an 80% owned physicians practice management operation, incorporated in June 1996, Northern Nevada Lithotripsy Associates, LLC, a 60% owned Nevada Limited Liability Company, Southern Idaho Lithotripsy Associates, LLC, a California Limited Liability Company, also 60% owned, (See Note 3), and Medstone Sales Corporation, a 100% owned foreign sales corporation. All material intercompany transactions and accounts have been eliminated.

               Reclassifications

               Certain prior year balances have been reclassified to conform with the December 31, 1997 presentation.

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

               The Company had net non-cash transfers of inventory into fixed assets of $250,000, $1,376,000 and $804,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

               The Company had net non-cash transfers of accounts receivable, inventory, prepaid expenses, fixed assets, accounts payable accrued expenses and deferred revenue totaling $966,000 in 1996 in the form of a dividend as a result of the spinout of the Endocare, Inc. and Urogen, Inc. subsidiaries.

               Short-term Investments

               The Company applies the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

               The Company invests primarily in U.S. government securities and corporate obligations. As of December 31, 1997 and December 31, 1996, investments are summarized as follows:

                                                       GROSS                 GROSS
                                                     UNREALIZED           UNREALIZED                FAIR
                                 COST                  GAINS                 LOSS                   VALUE
                                 ----                  -----                 ----                   -----
1997
U.S. Treasury Bills          $  9,901,828          $         --          $        919          $  9,900,909
1996
U.S. Treasury Bills          $  7,104,024          $         --          $      1,854          $  7,102,170

               No gains or losses were realized in 1997 and 1996.

               The amortized cost and estimated fair value of investments at December 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                    COST              FAIR VALUE
                                    ----              ----------

Due in one year or less          $9,901,828          $9,900,909

               Concentrations of credit risk

               Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company's marketable securities consist principally of U.S. Treasury Bills.

               The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 15% of accounts receivable at December 31, 1997.

               Inventories

               Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                          DECEMBER 31,
                                             -----------------------------------
                                                1997                     1996
                                             ----------               ----------
Raw materials                                $1,645,902               $1,353,993
Work in process                                 260,773                  255,776
Finished goods                                  773,545                  850,010
                                             ----------               ----------

                                             $2,680,220               $2,459,779
                                             ==========               ==========

               Property and equipment

               Property and equipment are carried at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Lithotripters                                                      5 years
Equipment                                                          5 years
Furniture and fixtures                                             5 years
Leasehold improvements                                             Life of lease

               Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,538,000, $1,223,000 and $945,000, respectively.

               Goodwill

               The Company recorded goodwill resulting from the excess of the purchase prices of Northern Nevada and Southern Idaho over the fair market value of the net assets. Goodwill is being amortized over a period not to exceed forty years using the straight-line basis. Accumulated amortization at December 31, 1997 and 1996 is $96,503 and $21,374, respectively.

               Long-Lived Assets

               Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's analysis, the Company believes no material impairment of the carrying value of its long-lived assets, inclusive of intangible assets, existed at December 31, 1997. The Company's analysis was based on a comparison of the carrying amount of such assets to the Company's historical actual cash flows and to an estimate of future undiscounted cash flows.

               Earnings (Loss) Per Share

               The Company has adopted SFAS 128 "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amount computed for basic and diluted purposes for 1996. All earnings (loss) per share amounts for all periods have been restated to conform with the Statement No. 128 requirements and the accounting rules set forth in Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission on February 3, 1998.

               The following table sets forth the computation of earnings (loss) per share:

                                                            YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                 1997                 1996                  1995
                                             -----------          -----------           -----------
Numerator: Net income (loss) ......          $ 3,964,298          $  (238,471)          $ 3,874,327

Denominator for weighted
         average shares outstanding            5,390,352            5,517,976             5,256,486
                                             -----------          -----------           -----------

Basic earnings (loss) per share ...          $       .74          $      (.04)          $       .74
                                             ===========          ===========           ===========

Effect of dilutive securities:

         Weighted average shares
              outstanding .........            5,390,352            5,517,976             5,256,486
         Stock options ............              120,316                   --               288,345
                                             -----------          -----------           -----------

Denominator for diluted earnings
         per share ................            5,510,668            5,517,976             5,544,831
                                             ===========          ===========           ===========

Diluted earnings (loss) per share .          $       .72          $      (.04)          $       .70
                                             ===========          ===========           ===========


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

               To calculate the pro forma information required by Statement 123, the Company uses the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

               Advertising

               The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred. Advertising expense was $126,000, $107,000 and $124,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

               Recent Accounting Pronouncements

               In June 1997, the FASB issued Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, effective for fiscal years beginning after December 15, 1997, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by owners and distributions to owners. The Company will adopt the new standards in 1998 and does not expect the impact on the financial statement presentation to be significant.

                In June 1997, the FASB issued Statement No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new standards retroactively in 1998. Management has not completed its review of SFAS 131.

3.             ACQUISITIONS

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

               Purchase of Southern Idaho

               On March 18, 1997, the Company completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates, LLC, an operator of a "retail" lithotripsy operation in southern Idaho, for a purchase price of $2.3 million in cash. The assets acquired, accounted for on the purchase method, consisted of the accounts receivable and contracts to provide services to insurers. The operating results of Southern Idaho are included in the consolidated financial statements of the Company since March 1, 1997.

4.             INCOME TAXES

               The Company provides for income taxes under the liability method. Accordingly, deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

               The provision (benefit) for income taxes consists of the following:

                                           YEAR ENDED            YEAR ENDED            YEAR ENDED
                                        DECEMBER 31, 1997     DECEMBER 31, 1996     DECEMBER 31, 1995
                                        -----------------     -----------------     -----------------
Current:
      Federal                             $  1,454,000          $    (34,000)          $  1,631,000
      State                                    448,000               (42,000)               299,000
      Utilization of tax credits                     0                     0                (49,000)
                                          ------------          ------------           ------------
                 Total current               1,902,000               (76,000)             1,881,000
                                          ------------          ------------           ------------


Deferred:
       Federal                                 338,000              (129,000)                55,000
       State                                    89,000                35,000                150,000
                                          ------------          ------------           ------------
                  Total deferred               427,000               (94,000)               205,000
                                          ------------          ------------           ------------
Provision (benefit) for
       income taxes                       $  2,329,000          $   (170,000)          $  2,086,000
                                          ============          ============           ============

           The following is a reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                               YEAR ENDED            YEAR ENDED              YEAR ENDED
                                            DECEMBER 31, 1997     DECEMBER 31, 1996      DECEMBER 31, 1995
                                            -----------------     -----------------      -----------------
Income tax (benefit) at the
  statutory rate                              $  2,299,000           $    (90,000)          $  2,027,000
State income taxes
  (net of federal benefit)                         354,000                (48,000)               264,000
Minority interest                                 (159,000)               (49,000)                    --
Accruals (with) tax benefit                             --                     --               (211,000)
Other                                             (165,000)                17,000                  6,000
                                              ------------           ------------           ------------
Provision (benefit) for income taxes          $  2,329,000           $   (170,000)          $  2,086,000
                                              ============           ============           ============


           The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                DECEMBER 31, 1997      DECEMBER 31, 1996
                                                -----------------      -----------------
               DEFERRED TAX ASSETS:

State taxes                                        $    150,000          $         --
Cardiac investment reserve                              299,000               293,000
Inventory reserve                                       134,000               172,000
Bad debt reserve                                        223,000               110,000
Accruals not currently deductible for tax                85,000               103,000
Net operating loss carryforward                              --               369,000
Other credits                                                 0                14,000
                                                   ------------          ------------
Net deferred assets                                     891,000             1,061,000
                                                   ------------          ------------

Depreciation and amortization                           649,000               392,000
                                                   ------------          ------------
    Total gross deferred tax liabilities                649,000               392,000
                                                   ------------          ------------
Net deferred tax assets and liabilities            $    242,000          $    669,000
                                                   ============          ============

               At December 31, 1997 and 1996 there was no valuation allowance recognized to offset to Company's deferred tax assets since it is more likely than not that the assets will be fully utilized.


5.             STOCK OPTIONS

               In 1987, the Company adopted the 1987 Stock Option Plan (1987
Plan) under which options could be granted to key employees or directors of the Company by a committee appointed by the Company's Board of Directors (the Committee) to purchase up to 476,323 shares of the Company's common stock. The exercise price for options granted under the 1987 Plan were equal to the fair market value of the common stock on the date of grant. During 1988 and 1989, the Committee granted options which generally become exercisable with respect to 1/60th of the issuable shares for each elapsed month during the five-year period commencing with dates determined by the Committee. All options granted in 1988 and 1989 terminated one year after the end of the five-year period. In June 1989, the Company terminated the 1987 Plan as to the granting of additional options. In April 1996, the remaining options outstanding under this Plan were exercised and the Plan is now terminated.

               In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. In May 1997 the Company terminated the 1989 Plan as to the granting of additional options. As of December 31, 1997, 673,803 options for shares of common stock had been granted and are outstanding under this plan.

               In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. As of December 31, 1997, 15,000 options for shares of common stock had been granted under this plan and 5,000 shares have been exercised. In addition, three outside directors have each been granted separate options to purchase 15,000 shares.

               In May 1997, the Company's stockholders approved the 1997 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. The Plan allows for the issuance of up to 800,000 shares, with increases each January 1 that the Plan is in effect by a number of shares equal to one percent of the total number of outstanding shares of Common Stock on that date. As of December 31, 1997, 242,000 options for shares of common stock had been granted and are outstanding under this plan.

               Stock option activity under the Company's plans is summarized as follows:

                                                      YEAR ENDED            YEAR ENDED             YEAR ENDED
                                                  DECEMBER 31, 1997     DECEMBER 31, 1996       DECEMBER 31, 1995
                                                    ------------           ------------           ------------
Outstanding, beginning of year                           743,926                683,748                839,948
               Granted                                   422,000                212,000                535,500
               Exercised                                 (56,385)               (61,875)              (571,925)
               Canceled                                 (138,738)               (89,947)              (119,775)
                                                    ------------           ------------           ------------
               Outstanding, end of year                  970,803                743,926                683,748
                                                    ============           ============           ============

               Available for future grants               593,000                152,041                251,490
                                                    ============           ============           ============

               A summary of the Company's stock option plans as of the end of 1997 and 1996 and changes during the years is presented below:

                                                         DECEMBER 31, 1997                         DECEMBER 31, 1996
                                                ---------------------------------          ---------------------------------
                                                                    WEIGHTED-AVERAGE                           WEIGHTED-AVERAGE
                                                   SHARES           EXERCISE PRICE           SHARES             EXERCISE PRICE
                                                -----------         ----------------       -----------         ----------------
Outstanding, beginning of year                      743,926           $      8.22              683,748           $      7.76
               Granted                              422,000                  8.08              212,000           $      8.12
               Exercised                            (56,385)                 5.03              (61,875)          $      4.15
               Canceled                            (138,738)                 8.23              (89,947)          $      7.29
                                                -----------           -----------          -----------           -----------

Outstanding, end of year                            970,803           $      8.34              743,926           $      8.22
                                                ===========           ===========          ===========           ===========
Exercisable at end of year                          316,899                                    216,179
                                                ===========                                ===========
Weighted-average fair value of options
         granted during the year                                      $      8.02                                $      4.59
                                                                      ===========                                ===========

The following table summarizes information about stock options outstanding at December 31, 1997:


                                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                -------------------------------   --------------------------------
                                                   NUMBER                           NUMBER
               RANGE OF                         OUTSTANDING    WEIGHTED-AVERAGE   EXERCISABLE     WEIGHTED-AVERAGE
           EXERCISE PRICES                      AT 12/31/97     EXERCISE PRICE    AT 12/31/96     EXERCISE PRICE
           ---------------                      -----------    ----------------   -----------     ----------------

$0 to $5.47                                        38,321          $  4.55           61,108          $  3.69
$5.50 to $7.50                                    156,914          $  7.07           17,115          $  6.58
$7.75 to $7.88                                    290,133          $  7.83               --               --
$8.50 to $9.50                                    295,851          $  8.53           99,457          $  8.50
$10.00 to $11.88                                  189,584          $ 10.64           38,499          $ 10.64
----------------                                  -------          -------          -------          -------
$1.31 to $11.88                                   970,803          $  8.34          216,179          $  7.37
================                                  =======          =======          =======          =======


               In calculating pro forma information regarding net income and net income per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 1997 and 1996, respectively: risk free interest rates of 6% and 6.5%; dividend yields of 0% and 0%; volatility of the expected market prices of the Company's common stock of 2.303 and .543; and expected life of the options of 5.5 years for both periods.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 1997 and 1996 follows (in thousands, except per share information):

                                                 YEAR ENDED DECEMBER 31,
                                               --------------------------
                                                 1997              1996
                                               --------          --------

Pro forma net income (loss)                    $  3,381          $   (571)
Pro forma net income (loss) per share          $    .63          $   (.10)

               These pro forma amounts reflect only the cumulative effect of the expense of options granted during the years ended December 31, 1997, 1996 and 1995, and does not give effect to options granted prior to January 1, 1995.

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

               7.            STOCK REPURCHASE PLAN

               On March 29, 1996, the Company announced a Stock Repurchase Program of up to 500,000 shares of its Common Stock. For the year ended December 31, 1997, the Company has repurchased a total of 156,000 shares at a cost of $1,292,366, For the year ended December 31, 1996, the Company repurchased a total of 112,800 shares at a cost of $908,370. The Company has repurchased 268,800 shares at a total cost of $2,200,736 since the inception of the repurchase program with all amounts recorded as treasury stock.

               As of March 17, 1998, the Company has repurchased an additional 110,400 shares at a total cost of $1,052,825.

               8.            COMMITMENTS

               In March 1994, the Company took occupancy of new office, manufacturing, engineering, warehouse space, and research and development laboratories under an operating lease with an initial term of two years. Under lease extensions, the monthly lease rate was $12,862 through February 1997 and $13,360 through February 1998. The Company has exercised its option to lease through February 1999 at a monthly lease rate of $13,874. The Company has negotiated an extension for a sixteen month period from March 1999 to June 2000, at a monthly rate of $14,410. The future minimum lease payments under the lease are as follows:

                                                                Minimum Rental
                                                                --------------

       1998                                                        $192,000
       1999                                                        $195,000
       2000                                                        $ 89,000
       2001                                                        $  3,000
       2002                                                        $  1,000

               Total net rent expense under all operating leases for the years ended December 31, 1997, 1996 and 1995 was $182,000, $156,000 and $152,000,
respectively.

               9.            CONTINGENCIES

               In June 1996, the Company negotiated a settlement of the two related class action lawsuits filed by two shareholders of the Company. The settlement in the third quarter of 1996 totaled $6.0 million, with $500,000 paid by the Company's underwriter and $5.5 million paid by the Company. The $5.5 million was charged against earnings in the second quarter of 1996.

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

               10.           RELATED PARTY TRANSACTIONS

               During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 (pre-split) shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed, as a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 (pre-split) shares of common stock of Cardiac Science, Inc.

               From 1991 through 1996, the Company performed various financings for Cardiac Science and received warrants to purchase Cardiac Science common stock. Due to exercise of warrants, common stock issued in lieu of interest and unsecured advances the Company received 5,619,054 (pre-split) shares of Cardiac Science.

               In April 1997, Cardiac Science effectuated a 1 for 11.42857143 reverse stock split, reducing the Company's holdings to 546,772 shares, which is the number of shares held at December 31, 1997. This investment has been recorded at a net investment value $0 due to Cardiac Science's historical financial performance and significant fluctuations in its stock price. The Company's investment in Cardiac Science is currently restricted from trading.

               The Company also holds warrants to purchase 87,500 (post-split) shares of Cardiac Science at $.011 each, with an expiration date of September 2004.

               11.           EMPLOYEE BENEFIT PLAN

               In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the Board of Directors. During 1997, the Company's Board of Directors elected to match employee contributions $.25 on a dollar, up to a maximum company contribution of $2,000. In 1997, the Company's contribution totaled $37,991. No such contributions were made to the plan during the years ended December 31, 1996 and 1995.

               12.           MAJOR CUSTOMERS AND FOREIGN SALES

               During the 12 months ended December 31, 1997 no single customer accounted for 10% or more of total revenues and the Company derived 2% of its total revenues from sales to foreign customers. During the year ended December 31, 1996 no single customer accounted for 10% or more of total revenues and the Company derived 11% of its total revenues from sales to foreign customers. During the year ended December 31, 1995, no single customer accounted for 10% of total revenues of the Company and the Company derived 9% of its total revenues from sales to foreign customers.

               13.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

               The tables below set forth selected quarterly financial information for 1997 and 1996 (in thousands, except per share amounts).

               1997                      1ST QUARTER        2ND QUARTER          3RD QUARTER          4TH QUARTER
               ----                      -----------        -----------          -----------          -----------
          Net sales                      $    4,962          $    5,665           $    5,655          $    5,452
          Gross profit                        2,692               3,329                3.353               2,857
          Net income                            860               1,022                1,150                 932
          Basic earnings
             per share                   $      .16          $      .19           $      .21          $      .17

               1996                      1ST QUARTER        2ND QUARTER          3RD QUARTER          4TH QUARTER
               ----                      -----------        -----------          -----------          -----------
          Net sales                      $    4,102          $    4,330           $    4,349          $    5,199
          Gross profit                        2,269               2,341                2,396               2,964
          Net income                            617              (3,031)                 812               1,362
          Basic earnings (loss)
             per share                   $      .11          $     (.55)          $      .15          $      .25

               In 1997 and 1996, the Company's effective income tax rate approximated statutory rates. (See Note 4).

                          MEDSTONE INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                      ----------------------------------
                                   BALANCE AT          CHARGED TO            CHARGED TO                                BALANCE AT
                                   BEGINNING            COSTS AND              OTHER                                      END
DESCRIPTION                         OF YEAR             EXPENSES              ACCOUNTS           DEDUCTIONS             OF YEAR
-----------                      -------------        -------------        -------------        -------------        -------------
FOR THE YEAR ENDED
DECEMBER 31, 1997:
------------------
Allowance for
   doubtful accounts             $     220,312        $     251,000        $      66,606        $       3,000 (c)    $     534,918
                                 =============        =============        =============        =============        =============

Allowance for
   inventory obsolescence        $     440,000        $          --        $          --         $    102,563 (b)    $     337,437
                                 =============        =============        =============        =============        =============

Allowance for
   related party loan            $           0        $          --        $          --        $          --        $           0
                                 =============        =============        =============        =============        =============

Allowance for investment
   in related party              $     750,054        $          --        $          --        $          --        $     750,054
                                 =============        =============        =============        =============        =============

FOR THE YEAR ENDED
DECEMBER 31, 1996:
------------------

Allowance for
   doubtful accounts             $     207,260        $      60,000        $          --        $      46,948 (a)    $     220,312
                                 =============        =============        =============        =============        =============

Allowance for
   inventory obsolescence        $     576,884        $    (136,884)       $          --        $          --        $     440,000
                                 =============        =============        =============        =============        =============

Allowance for
   related party loan            $     109,672        $          --        $          --         $    109,672 (d)    $           0
                                 =============        =============        =============        =============        =============

Allowance for investment
   in related party              $     643,000        $          --        $          --        $    (107,054) (d)   $     750,054
                                 =============        =============        =============        =============        =============

FOR THE YEAR ENDED
DECEMBER 31, 1995:
------------------

Allowance for
   doubtful accounts             $     257,418        $          --        $          --        $      50,158(c)     $     207,260
                                 =============        =============        =============        =============        =============

Allowance for
   inventory obsolescence        $     665,549        $          --        $          --        $      88,665(b)     $     576,884
                                 =============        =============        =============        =============        =============

Allowance for
   related party loan            $     108,357        $       1,315        $          --        $          --        $     109,672
                                 =============        =============        =============        =============        =============

Allowance for investment
   in related party              $     643,000        $          --        $          --        $          --        $     643,000
                                 =============        =============        =============        =============        =============


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

                                              MEDSTONE INTERNATIONAL, INC.


                                              By:      DAVID V. RADLINSKI
                                                 -------------------------------
                                                       David V. Radlinski
                                                     Chief Executive Officer

Dated:  March 24, 1998

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1997.


          SIGNATURE                                      TITLE
          ---------                                      -----


     DAVID V. RADLINSKI                         Chairman of the Board,
     ------------------                        Chief Executive Officer
     David V. Radlinski                              and Director
                                             (Principal Executive Officer)



     MARK SELAWSKI                              Chief Financial Officer
     -------------                  (Principal Financial and Accounting Officer)
     Mark Selawski


     DONALD J. REGAN                                   Director
     ---------------
     Donald J. Regan


     FRANK R. POPE                                     Director
     -------------
     Frank R. Pope


     MICHAEL C. TIBBITTS                               Director
     -------------------
     Michael C. Tibbitts