Form 10-Q
period 1998-03-31
MEDSTONE INTERNATIONAL INC/
filed 1998-05-13
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1998
                                ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                         Commission file number 0-16752
                                                -------

                          MEDSTONE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     66-0439440
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA              92656
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:        (949) 448-7700
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

The number of shares of the Common Stock of the registrant outstanding as of May 4, 1998 was 5,212,050.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


                                                                                        Page No.
                                                                                        --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
              March 31, 1998 (Unaudited) and
              December 31, 1997                                                            3

          Condensed Consolidated Statements of Income (Unaudited)
              Three Months Ended March 31, 1998 and 1997                                   4

          Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
              Three Months Ended March 31, 1998                                            5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 1998 and 1997                                   6

          Notes to Unaudited Condensed Consolidated Financial Statements                   7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                       10


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.   Legal Proceedings                                                               14

Item 2.   Changes in Securities                                                           14

Item 3.   Defaults Upon Senior Securities                                                 14

Item 4.   Submission of Matters to a Vote of Security Holders                             14

Item 5.   Other Information                                                               14

Item 6.   Exhibits and Reports on Form 8-K                                                14

Signatures                                                                                15


                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                        MARCH 31,        DECEMBER 31,
                                                                          1998               1997
                                                                      ------------       -------------

                                               ASSETS
                                               ------
Current assets:
    Cash and equivalents                                              $  2,200,094       $  1,125,009
    Short-term investments                                               8,438,699          9,900,909
    Accounts receivable, less allowance for doubtful accounts of
        $544,000 and $535,000 in 1998 and 1997, respectively             3,363,933          3,120,787
    Inventories                                                          2,776,504          2,680,220
    Deferred tax assets                                                    891,507            891,507
    Income taxes receivable                                                632,851            632,851
    Prepaid expenses and other current assets                              766,020            455,974
                                                                      ------------       ------------
Total current assets                                                    19,069,608         18,807,257

Property and equipment:
    Lithotripters                                                        8,816,493          8,524,314
    Equipment                                                              898,001            815,585
    Furniture and fixtures                                                 835,206            821,565
    Leasehold improvements                                                 140,734            138,698
                                                                      ------------       ------------
                                                                        10,690,434         10,330,162
                                                                      ------------       ------------
Less accumulated depreciation and amortization                          (5,116,756)        (4,721,618)
                                                                      ------------       ------------
        Net property and equipment                                       5,573,678          5,578,544
                                                                      ------------       ------------

Goodwill, net                                                            3,245,146          3,266,162
Other assets, net                                                          128,794             36,425
                                                                      ------------       ------------
                                                                      $ 28,017,226       $ 27,688,388
                                                                      ============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
    Accounts payable                                                  $    554,800       $    887,740
    Accrued expenses                                                       255,374            210,421
    Accrued income taxes                                                   554,510                ---
    Accrued payroll expenses                                               334,833            239,504
    Customer deposits                                                       75,000            132,699
    Deferred revenue                                                     1,157,844          1,080,899
                                                                      ------------       ------------
          Total current liabilities                                      2,932,361          2,551,263

Deferred tax liabilities                                                   649,524            649,524
Minority interest                                                          385,508            366,654
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000 shares authorized,
       5,640,616 and 5,634,788 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively                   22,562             22,539
    Additional paid-in capital                                          19,023,208         18,998,260
    Accumulated earnings                                                 8,392,379          7,436,263
    Stock purchase notes receivable                                       (134,800)          (134,800)
    Accumulated other comprehensive income/(loss)                               45               (579)
    Treasury stock (379,200 shares at cost at March 31,
        1998 and 268,800 shares at December 31, 1997)                   (3,253,561)        (2,200,736)
                                                                      ------------       ------------

        Total stockholders' equity                                      24,049,833         24,120,947
                                                                      ------------       ------------
                                                                      $ 28,017,226       $ 27,688,388
                                                                      ============       ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                       1998            1997
                                                                   ------------    ------------
Revenues:
   Net equipment sales.........................................    $    697,000    $    776,900
   Procedures, maintenance and management fees.................       5,023,897       4,054,687
   Interest income.............................................         130,792         130,541
                                                                   ------------    ------------

      Total revenues...........................................       5,851,689       4,962,128
Costs and expenses:
   Cost of equipment sales.....................................         626,543         564,155
   Costs of procedures and maintenance fees...................        2,261,179       1,706,324
   Research and development....................................         275,439         194,165
   Selling.....................................................         521,290         558,270
   General and administrative..................................         552,760         547,762
   Legal and other (income) expense............................         (88,767)         12,074
                                                                   ------------     -----------
   Total costs and expenses....................................       4,148,444       3,582,750
                                                                   ------------    ------------
Income before provision for income taxes  .....................       1,703,245       1,379,378
Provision for income taxes.....................................         598,000         440,000
Minority interest in subsidiaries income.......................         149,129          78,924
                                                                   ------------    ------------

Net income ....................................................    $    956,116    $    860,454
                                                                   ============    ============

Earnings per share:
      Basic....................................................    $        .18    $        .16
                                                                   ============    ============
      Diluted..................................................    $        .18    $        .16
                                                                   ============    ============

Number of shares used in the computation of earnings per share:
      Basic....................................................       5,279,439       5,440,304
                                                                   ============    ============
      Diluted..................................................       5,436,896       5,509,381
                                                                   ============    ============




                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   COMMON STOCK                                            ACCUMULATED
                                ------------------ ADDITIONAL                              OTHER
                                NUMBER OF          PAID-IN     ACCUMULATED STOCK PURCHASE  COMPREHENSIVE TREASURY
                                SHARES      AMOUNT CAPITAL     EARNINGS    NOTE RECEIVABLE INCOME/(LOSS) STOCK        TOTAL
                                ---------  ------- ----------- ----------- --------------- ------------- -----------  -----------
BALANCE AT DECEMBER 31, 1997    5,365,988  $22,539 $18,998,260 $7,436,263  $(134,800)       $  (579)     $(2,200,736) $24,120,947

Common stock options exercised      5,828       23      24,948        ---        ---            ---              ---       24,971

Treasury stock repurchased       (110,400)     ---         ---        ---        ---            ---       (1,052,825)  (1,052,825)

Unrealized gain on short-term
  investments                         ---      ---         ---        ---        ---            624              ---          624

Net income                            ---      ---         ---    956,116        ---            ---              ---      956,116
                                ---------  ------- ----------- ----------  ---------        -------      -----------  -----------

BALANCE AT MARCH 31,
  1998 (UNAUDITED)              5,261,416  $22,562 $19,023,208 $8,392,379  $(134,800)       $    45      $(3,253,561) $24,049,833
                                =========  ======= =========== ==========  =========        =======      ===========  ===========




                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                      1998               1997
                                                                 --------------    ---------------
Cash flows from operating activities:
   Net income ................................................   $      956,116    $       860,454

   Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
     Depreciation and amortization............................          416,154            378,038
     Provision for bad debt...................................           45,000             20,000
     Minority interest in partnerships........................          149,129             78,924
     Changes in assets and liabilities:
       Accounts receivable....................................         (288,146)          (645,227)
       Inventories............................................          (96,284)            32,892
       Deferred taxes.........................................              ---            440,000
       Note receivable........................................              ---            125,000
       Prepaid expenses and other current assets..............         (310,046)            32,667
       Accounts payable and accrued expenses..................         (345,686)          (493,001)
       Accrued payroll expenses...............................           95,329            (41,995)
       Accrued income taxes ..................................          554,510           (134,734)
       Deferred revenue.......................................           76,945             69,342
       Other, net.............................................          (92,644)               ---
                                                                 ---------------   ---------------
Net cash provided by operating activities.....................        1,160,377            722,360
                                                                 --------------    ---------------


Cash flows from investing activities:
   Purchase of investments available for sale.................       (5,342,733)        (7,608,693)
   Sale of investments available for sale.....................        6,805,567          7,104,320
   Purchase of subsidiary.....................................              ---         (2,300,000)
   Investment by minority in partnership......................              ---            226,009
   Distribution of minority interest..........................         (130,000)               ---
   Purchase of property and equipment.........................         (390,272)          (287,061)
   Disposals of property and equipment........................              ---                ---
                                                                 --------------    ---------------
   Net cash provided by (used in) investing activities                  942,562         (2,865,425)
                                                                 --------------    ---------------

Cash flows from financing activities:
   Proceeds from issuance of common stock ....................           24,971             40,485
   Purchase of treasury stock.................................       (1,052,825)          (315,192)
                                                                 --------------    ---------------

   Net cash used in financing activities......................       (1,027,854)          (274,707)

Net increase (decrease) in cash and equivalents..................     1,075,085         (2,417,772)
Cash and equivalents at beginning of period ..................        1,125,009          3,906,961
                                                                 --------------    ---------------
Cash and equivalents at end of period.........................   $    2,200,094   $      1,489,189
                                                                 ==============   ================

Supplemental cash flow disclosures:
  Cash paid during the period for:
    Income taxes..............................................   $       71,450   $        134,625
    Interest..................................................   $          ---   $            ---



                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


A.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Medstone International, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1998 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumption that affect the amounts reported in the financial statements and accompanying note. Actual results could differ from these estimates.

B.  RECENT ACCOUNTING PRONOUNCEMENTS

    ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 130

         As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         For the three months ended March 31, 1998 and 1997, total comprehensive income was $956,740 and $860,268, respectively.

         The components of comprehensive income, net of related tax, are as follows:


                                                            THREE MONTHS ENDED MARCH 31,
                                                             1998                 1997
                                                        --------------       --------------
         Net income                                     $      956,116       $      860,454
         Unrealized gain (loss) on short-term
                investments                                        624                 (186)
                                                        --------------       --------------
         Comprehensive income                           $      956,740       $      860,268
                                                        ==============       ==============


         The components of accumulated other comprehensive income (loss), net of related tax, are as follows:


                                                          MARCH 31,            DECEMBER 31,
                                                            1998                   1997
                                                        --------------        -------------
         Unrealized gain (loss) on short-term
                investments                             $           45        $        (579)
                                                        --------------        -------------
         Accumulated other comprehensive
                income (loss)                           $           45        $        (579)
                                                        ==============        =============


    PENDING ADOPTION OF FINANCIAL STANDARDS NO. 131

         In June, 1998, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with the filing of the Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS No. 131, but does not expect that, while adoption of SFAS No. 131 may result in more reported segments than are currently reported, it will not have an impact on the Company's results of operations, financial position or cash flows.

C.  PER SHARE INFORMATION

         The Company has adopted SFAS No. 128 "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. All earnings per share amounts for all periods have been restated to conform with the SFAS No. 128 requirements and the accounting rules set forth in Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission on February 3, 1998.

The following table sets forth the computation of earnings per share:


                                                         THREE MONTHS ENDED MARCH 31,
                                                           1998              1997
                                                        ----------        ----------
        Numerator: Net income (loss)                    $  956,116        $  860,454
                                                        ==========        ==========

        Denominator for weighted
            average shares outstanding                   5,279,439         5,440,304
                                                        ==========        ==========

        Basic earnings (loss) per share                 $      .18        $      .16
                                                        ==========        ==========
        Effect of dilutive securities:

            Weighted average shares
                 outstanding                             5,279,439         5,440,304
            Stock options                                  157,457            69,077
                                                        ==========        ==========

        Denominator for diluted earnings
            per share                                    5,436,896         5,509,381
                                                        ==========        ==========

        Diluted earnings (loss) per share               $      .18        $      .16
                                                        ==========        ==========


D.  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                   MARCH 31,      DECEMBER 31,
                                                     1998             1997
                                                 ------------     -----------
               Raw materials                     $  1,628,381     $ 1,645,902
               Work in process                        348,045         260,773
               Finished goods                         800,078         773,545
                                                 ------------     -----------
                                                 $  2,776,504     $ 2,680,220
                                                 ============     ===========



E.  CONTINGENCIES

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

F.  STOCK REPURCHASE PLAN

         On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended March 31, 1998, the Company has repurchased 110,400 shares at a cost of $1,052,825. Since inception of the repurchase program, the Company has repurchased a total of 379,200 shares at a cost of $3,253,561.

G.  SUBSEQUENT EVENTS

         On April 30, 1998 the Company received recommendation of approval from the Food and Drug Administration's Gastroenterology and Urology Device Advisory Panel for use of the Company's lithotripter in treatment of gallstones. The therapy will be in conjunction with Actigall, a drug used to dissolve gallstones, and will be limited in its scope of application and will require the Company to perform a post-approval study.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

RESULTS OF CONSOLIDATED OPERATIONS
----------------------------------

GENERAL

         Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

         It currently offers lithotripsy procedures using 14 mobile systems and two fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

         The Company recognized revenue of approximately $5.9 million in the first quarter of 1998 or an 18% increase compared to $5.0 million in the corresponding period of 1997. Equipment revenues declined by 10% in the first quarter of 1998 compared to the first quarter of 1997 as average unit selling prices declined on two equipment shipments in each period. The revenue from the Company's maintenance, procedure and fee-for-service activities increased by 24%, or $969,000, in the first three months of 1998 when compared to the same period of 1997. The increase is due to a 28% volume increase on fee-for-service units and revenue growth on the Northern Nevada and Southern Idaho operations.

         Cost of sales on equipment sales increased to 90% of sales in the three months ended March 31, 1998, compared to 73% of sales in the comparable period of the prior year due to lower selling prices on higher content units. Recurring revenue costs of sales increased to 45% in the first quarter of 1998, compared to 42% in the same period in the prior year due to higher transportation costs and higher staffing levels for mobile lithotripsy support. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 50% in the first quarter of 1998 compared to 47% in the same period in the prior year due to lower margins.

         Research and development costs increased by 42%, or $81,000 in the first quarter of 1998 compared to the same quarter of 1997 due to increased headcount and materials in connection with development of the portable lithotripsy product.

         Sales expenses decreased by $37,000 or 7% in the first quarter of 1998 when compared to the same period of 1997 due to lower commission expenses and lower travel expenses as international efforts are refined.

         General and administrative expenses increased by $5,000, but decreased as a percentage of revenue from 11% to 9% in the first quarter of 1998 when compared to the first quarter of 1997, respectively, due to increased consulting expenses in connection with investigation of future applications of lithotripsy.

         Legal and other expenses decreased by $101,000 in the three months ended March 31, 1998 when compared to the same period of 1997 as the Company recognized a one-time gain from the transaction with joint venture partners to place a unit on the Asian continent.

         Provision for income taxes for the first quarter of 1997 increased by $158,000, or 36%, representing a higher taxable income and tax rate in the current year compared to the same period in the prior year.

         Minority interest in subsidiaries' income increased to $149,000 in the three months ended March 31, 1998, compared to $79,000 in the three months ended March 31, 1997 due to higher activity in the Northern Nevada and Southern Idaho operations.

         Liquidity and Capital Resources
         -------------------------------

         At March 31, 1998, the Company had cash and short-term investments of approximately $10.6 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibit and Reports on Form 8-K
         -------------------------------

         (a)  The following exhibits are included herein:

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



                                             MEDSTONE INTERNATIONAL, INC.
                                             ----------------------------
                                             A Delaware corporation



Date: May 13, 1998                           /s/ Mark Selawski
                                             ----------------------------------
                                             Mark Selawski
                                             Chief Financial Officer
                                             (Principal financial and
                                             accounting officer)