Form 10-Q
period 1998-06-30
MEDSTONE INTERNATIONAL INC/
filed 1998-08-12
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   JUNE 30, 1998
                                       ------------------

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
The number of shares of the Common Stock of the registrant outstanding as of August 7, 1998 was 5,154,150.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                                         Page No.
                                                                                         --------
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets June 30, 1998
                  (Unaudited) and December 31, 1997                                          3

               Condensed Consolidated Statements of Operations (Unaudited)
                  Three and Six Months Ended June 30, 1998 and 1997                          4

               Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                  Six Months Ended June 30, 1998                                             5

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months ended June 30, 1998 and 1997                                    6

               Notes to Unaudited Condensed Consolidated Financial Statements                7

Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  9


                                 PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings                                                            15

Item 2.        Changes in Securities                                                        15

Item 3.        Defaults Upon Senior Securities                                              15

Item 4.        Submission of Matters to a Vote of Security Holders                          15

Item 5.        Other Information                                                            15

Item 6.        Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                  17

                          MEDSTONE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,       DECEMBER 31,
                                                               1998              1997
                                                           ------------      ------------
                                            ASSETS

Current assets:
    Cash and equivalents                                   $  1,101,715      $  1,125,009
    Short-term investments                                    8,396,216         9,900,909
    Accounts receivable, less allowance for
      doubtful accounts of $559,000 and
      $535,000 in 1998 and 1997, respectively                 4,517,585         3,120,787
    Inventories                                               3,081,904         2,680,220
    Deferred tax assets                                         891,507           891,507
    Income taxes receivable                                      64,112           632,851
    Prepaid expenses and other current assets                   441,893           455,974
                                                           ------------      ------------
Total current assets                                         18,494,932        18,807,257

Property and equipment:
    Lithotripters                                             9,403,928         8,524,314
    Equipment                                                   961,667           815,585
    Furniture and fixtures                                      851,242           821,565
    Leasehold improvements                                      144,029           138,698
                                                             11,360,866        10,300,162
Less accumulated depreciation and amortization               (5,567,802)       (4,721,618)
                                                           ------------      ------------
        Net property and equipment                            5,793,064         5,578,544
                                                           ------------      ------------

Goodwill, net                                                 3,224,129         3,266,162
Other assets, net                                               428,794            36,425
                                                           ------------      ------------
                                                           $ 27,940,919      $ 27,688,388
                                                           ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $    458,281      $    887,740
    Accrued expenses                                            316,202           210,421
    Accrued income taxes                                        183,544                --
    Accrued payroll expenses                                    367,942           239,504
    Customer deposits                                           139,750           132,699
    Deferred revenue                                          1,153,765         1,080,899
                                                           ------------      ------------
          Total current liabilities                           2,619,484         2,551,263

Deferred tax liabilities                                        649,524           649,524
Minority interest                                               339,334           366,654
Stockholders' equity:
    Common stock - $.004 par value,
      20,000,000 shares authorized, 5,641,250
      and 5,634,788 shares issued and outstanding
      at June 30, 1998 and December 31, 1997,
      respectively                                               22,565            22,539
    Additional paid-in capital                               19,025,107        18,998,260
    Accumulated earnings                                      9,587,653         7,436,263
    Stock purchase note receivable                                   --          (134,800)
    Accumulated other comprehensive loss                         (1,493)             (579)
    Treasury stock (487,100 shares at cost at June 30,
      1998 and 268,800 shares at December 31, 1997)          (4,301,255)       (2,200,736)
                                                           ------------      ------------

        Total stockholders' equity                           24,332,577        24,120,947
                                                           ------------      ------------
                                                           $ 27,940,919      $ 27,688,388
                                                           ============      ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               -----------------------------     ------------------------------
                                                   1998             1997             1998               1997
                                               ------------     ------------     ------------      ------------
Revenues:
    Net equipment sales                        $    952,500     $    826,400     $  1,649,500      $  1,603,300
    Procedure fees,  maintenance
      and fee-for-service                         5,179,232        4,717,416       10,203,129         8,772,102
    Interest                                        136,219          121,034          267,011           251,576
                                               ------------     ------------     ------------      ------------
       Total revenues                             6,267,951        5,664,850       12,119,640        10,626,978

Costs and expenses:
    Cost of equipment sales                         652,573          619,416        1,279,116         1,183,571
    Costs of  procedures and
       maintenance fees                           2,174,092        1,716,044        4,435,271         3,422,368
    Research and development                        212,395          210,838          487,834           405,003
    Selling and marketing                           630,108          687,421        1,151,398         1,245,692
    General and administrative                      464,596          642,858        1,017,356         1,190,620
    Legal and other (income) expense                 10,736           21,117          (78,031)           33,191
                                               ------------     ------------     ------------      ------------
       Total costs and expenses                   4,144,500        3,897,694        8,292,944         7,480,445
                                               ------------     ------------     ------------      ------------
Income before provision for income taxes
  and minority interest                           2,123,451        1,767,156        3,826,696         3,146,533
Provision for income taxes                          749,000          609,000        1,347,000         1,049,000
Minority interest                                   179,177          135,659          328,306           214,583
                                               ------------     ------------     ------------      ------------
Net income                                     $  1,195,274     $  1,022,497     $  2,151,390      $  1,882,950
                                               ============     ============     ============      ============
Earnings per share:
    Basic                                      $        .23     $        .19     $        .41      $        .35
                                               ============     ============     ============      ============
    Diluted                                    $        .23     $        .19     $        .40      $        .34
                                               ============     ============     ============      ============
Number of shares used in the computation
  of earnings per share:
    Basic                                         5,179,950        5,401,880        5,229,694         5,421,092
                                               ============     ============     ============      ============
    Diluted                                       5,310,488        5,448,683        5,341,820         5,479,032
                                               ============     ============     ============      ============


                             See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                             Common Stock                                                   Accumulated
                        --------------------    Additional                                     Other
                         Number of               Paid-in    Accumulated  Stock Purchase   Comprehensive   Treasury
                          shares      Amount     Capital     Earnings    Note Receivable      Loss         Stock           Total
                       ------------  -------   -----------  -----------  ---------------  -------------   --------     -------------
BALANCE AT
  DECEMBER 31, 1997     5,365,988    $22,539   $18,998,260   $7,436,263      $(134,800)      $ (579)    $(2,200,736)   $ 24,120,947

Common stock options
  exercised                 6,462         26        26,847           --             --           --              --          26,873

Treasury stock
  repurchased            (218,300)        --            --           --             --           --      (2,100,519)     (2,100,519)

Repayment of stock
  purchase note
  receivable                   --         --            --           --        134,800           --              --         134,800

Unrealized (loss)
  on short-term
  investments                  --         --            --           --             --         (914)             --            (914)

Net income                     --         --            --    2,151,390             --           --              --       2,151,390
                        ---------    -------   -----------   ----------      ---------       -------    ------------    ------------
BALANCE AT
  JUNE 30, 1998
  (UNAUDITED)           5,154,150    $22,565   $19,025,107   $9,587,653      $       0       $(1,493)   $(4,301,255)    $24,332,577
                        =========    =======   ===========   ==========      =========       =======    ===========     ===========

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998               1997
                                                                   ------------       ------------
Cash flows from operating activities:
    Net income                                                     $  2,151,390       $  1,882,950
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                    929,917            770,190
       Minority interest in partnership                                 328,307            100,035
       Provision for doubtful accounts                                   60,000             76,000
     Changes in assets and liabilities:
       Accounts receivable                                           (1,456,798)        (1,166,773)
       Inventories                                                     (401,684)           (98,883)
       Notes receivable                                                      --            500,000
       Deferred taxes                                                        --            369,109
       Prepaid expenses and other current assets                         14,081             59,127
       Accounts payable and accrued expenses                           (188,189)          (989,951)
       Accrued income taxes                                             752,283            324,018
       Deferred revenue                                                  72,866             50,683
       Other, net                                                         2,373              7,700
                                                                   ------------       ------------
             Net cash provided by operating activities                2,264,546          1,884,205
                                                                   ------------       ------------
Cash flows from investing activities:
        Purchase of marketable securities                           (10,776,179)       (16,123,348)
        Sale of marketable securities                                12,279,958         16,311,390
        Purchase of subsidiary                                               --         (2,300,000)
        Investment by minority in partnership                                --            226,009
        Investments in other entities                                  (392,369)                --
        Distribution of minority interest                              (358,000)                --
        Purchase of property and equipment                           (1,148,820)          (345,619)
        Disposals of property and equipment                              46,416                 --
                                                                   ------------       ------------

             Net cash (used in) investing activities                   (348,994)        (2,231,568)
                                                                   ------------       ------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                   26,873            112,361
Purchase of treasury stock                                           (2,100,519)        (1,079,353)
Stock purchase note payment                                             134,800                 --
                                                                   ------------       ------------

             Net cash (used in) financing activities                 (1,938,846)          (966,992)
                                                                   ------------       ------------

Net (decrease) in cash and equivalents                                  (23,294)        (1,314,355)
Cash and equivalents at beginning of period                           1,125,009          3,906,961
                                                                   ------------       ------------
Cash and equivalents at end of period                              $  1,101,715       $  2,592,606
                                                                   ============       ============
Supplemental cash flow disclosures:
Cash paid during the period for:
             Income taxes                                          $    752,883       $    359,504
             Interest                                              $         --                 --

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

A.         BASIS OF PRESENTATION

           The accompanying consolidated financial statements include the accounts of Medstone International, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

           In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1998 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

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

            For the three months ended June 30, 1998 and 1997, total comprehensive income was $1,193,736 and $1,022,613, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income was $2,150,476 and $1,882,880, respectively.

The components of comprehensive income, net of related tax, are as follows:

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                               ------------------------    -----------------------
                                  1998          1997          1998         1997
                               ----------    ----------    ----------   ----------
Net income                     $1,195,274    $1,022,497    $2,151,390   $1,882,950
Unrealized gain (loss) on
  short-term investments           (1,538)          116          (914)         (70)
                               ----------    ----------    ----------   ----------
Comprehensive income           $1,193,736    $1,022,613    $2,150,476   $1,882,880
                               ==========    ==========    ==========   ==========

           The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                           JUNE  30,   DECEMBER 31,
                                             1998         1997
                                           ---------   -----------
Unrealized (loss) on
  short-term investments                   $(1,493)       $(579)
                                           -------        -----
Accumulated other comprehensive (loss)     $(1,493)       $(579)
                                           =======        =====


PENDING ADOPTION OF FINANCIAL STANDARDS NO. 131

        In June, 1998, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about segments in interim financial reports. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with the filing of the Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS No. 131, while adoption of SFAS No. 131 may result in more reported segments than are currently reported, the Company does not expect that it will have an impact on the Company's results of operations, financial position or cash flows.

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

        The following table sets forth the computation of earnings per share:

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE  30,                   JUNE 30,
                                         ------------------------    ------------------------
                                            1998          1997          1998          1997
                                         ----------    ----------    ----------    ----------
Numerator: Net income                    $1,195,274    $1,022,497    $2,151,390    $1,882,950
                                         ==========    ==========    ==========    ==========

Denominator for weighted average
  shares outstanding                      5,179,950     5,401,880     5,229,694     5,421,092
                                         ==========    ==========    ==========    ==========

Basic earnings per share                 $      .23    $      .16    $      .41    $      .35
                                         ==========    ==========    ==========    ==========

Effect of dilutive securities:
    Weighted average shares
      outstanding                         5,179,950     5,401,880     5,229,694     5,421,092
    Stock options                           130,538        46,803       112,126        57,940

Denominator for diluted earnings
  per share                               5,310,488     5,448,683     5,341,820     5,479,032
                                         ==========    ==========    ==========    ==========

Diluted earnings per share               $      .23    $      .16    $      .40    $      .34
                                         ==========    ==========    ==========    ==========

           Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

D.         INVENTORIES

           At June 30, 1998 and December 31, 1997, inventories consisted of the following:

                                       JUNE 30,      DECEMBER 31,
                                         1998            1997
                                     -----------     -----------
           Raw materials             $ 1,880,178     $ 1,645,902
           Work in process               259,839         260,773
           Finished goods                941,887         773,545
                                     -----------     -----------
                                     $ 3,081,904     $ 2,680,220
                                     ===========     ===========

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

F.         STOCK REPURCHASE PLAN

           On March 29, 1996 the Company announced a stock repurchase program of up to 500,000 shares of its Common Stock. For the quarter ended June 30, 1998, the Company has repurchased 107,900 shares at a cost of $1,047,694. Since inception of the repurchase program, the Company has repurchased a total of 487,100 shares at a cost of $4,301,255. At the meeting of the Board of Directors on June 10, 1998, the stock repurchase program was determined to be complete, and as of June 26, 1998, is no longer active.

G.         SUBSEQUENT EVENTS

           On July 31, 1998, the Company received notification from the U.S. Food and Drug Administration that the Company's submission to treat gallstones, using the Company's lithotripter, in combination with Actigall, is non-approvable. The Company plans an appeal of this decision.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

        The Company recognized revenue of $6.3 million in second quarter of 1998 or an 11% increase compared to $5.7 million in the corresponding period of 1997. Equipment and equipment upgrade revenues increased by 15% due to the shipment of two systems and one equipment upgrade in the second quarter of 1998, compared to two systems in the second quarter of 1997. Also increasing by 10% were the revenues from the Company's maintenance, procedure and fee-for-service activities as the number of patients treated on the Company's lithotripters in the United States reached a record level in the second quarter of 1998 compared to the comparable period in 1997.

        Interest income increased by 12% in the second quarter of 1998 compared to the same period in 1997 due to a higher average invested balance.

        Cost of sales on equipment and equipment upgrade sales decreased to 69% of sales in the three months ended June 30, 1998, compared to 75% of sales in the comparable period of the prior year due slightly higher average unit selling prices and favorable product option mix. Recurring revenue costs of sales increased to 42% in the three months ended June 30, 1998, compared to 36% in the same period in the prior year due to higher operating costs of the mobile van service units and higher moving expenses as routes continue to expand geographically. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 46% in the second quarter of 1998 compared to 42% in the second quarter of 1997.

        Research and development costs remained level in the second quarter of 1998 compared to the same quarter to 1997 due to a stabilization of material expenditures in development of new lithotripsy products under development by the Company.

        Selling and marketing expenses decreased by $57,000, or 8% in the second quarter of 1998 when compared to 1997 due to lower commission expense and lower travel expenses as the Company's international sales effort is refined.

        General and administrative expenses decreased by $178,000, or 28% in the second quarter of 1998 when compared to the second quarter of 1997 due to reductions in payroll expenses for the United Physicians Resources subsidiary in 1998 and additional receivable reserves recorded in 1997 in connection with the UPR acquisition.

        Legal and other (income) expenses decreased by $10,000 in the second quarter of 1998 compared to the same period of 1997 due to a gain from disposal of an asset as a partial offset to the goodwill amortization expense.

        Provision for income taxes for the second quarter of 1998 increased by $140,000, or 23% representing a higher taxable income when compared to the same period in the prior year.

        Minority interest in subsidiaries' income increased to $179,000 in the second quarter of 1998, compared to $136,000 in the three months ended June 30, 1997, due to higher activity in the Northern Nevada and Southern Idaho operations.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

        The Company recognized revenue of $12.1 million in the six months ended June 30, 1998, or a 14% increase compared to $10.6 million in the corresponding period of 1997. Equipment and equipment upgrade revenues increased by 3% as four units were shipped in both the current year and the prior year and one equipment upgrade package was shipped in the first six months of 1998. Average unit sales prices dipped slightly in the current year when compared to the same period of the prior year due to continued market pressures. Recurring revenue from maintenance, procedure and fee-for-service activities increased by 16% in the first six months of 1998 when compared to the same period of the prior year due primarily from the 24% increase in the number of patients treated on Company owned lithotripters in the United States.

        Interest income increased by 6% in the six months ended June 30, 1998 compared to the same period in 1997 due to slightly higher market rates and a slightly higher average invested balances.

        Cost of sales on equipment and equipment upgrade sales increased to 78% of sales in the six months ended June 30, 1998, compared to 74% of sales in the comparable period of the prior year due to product option mix on certain unit shipments. Recurring revenue costs of sales increased to 43% in the six months ended June 30, 1998, compared to 39% in the same period in the prior year due to the added capacity for mobile lithotripsy services and the Company's new trans urethral microwave therapy device. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 48% in the first six months of 1998 compared to 44% in the first six months of 1997.

        Research and development costs increased by 20%, or $83,000 in the first six months of 1998 compared to the same period of 1997 due to higher payroll expenses from expanded headcount used to further the Company's efforts on new lithotripsy products.

        Sales and marketing expenses decreased by $94,000 or 8% in the six months ended June 30, 1998 compared to the same period of 1997 due to lower commission expenses and lower travel expenses as the Company refines its approach to international sales opportunities.

        General and administrative expenses decreased by $173,000, or 15% in the first six months of 1998 when compared to the first six months of 1997 due to lower payroll and staffing levels for the United Physicians Resources subsidiary and the corresponding reduced travel expenses.

        Legal and other (income) expenses decreased by $111,000 in the six months ended June 30, 1998 when compared to the same period of 1997 as the Company recognized a one-time gain from the transaction with joint venture partners placing a unit on the Asian continent.

        Provision for income taxes for the first six months of 1998 represents a 19% increase in taxable income when compared to the first six months of 1997 along with a slightly higher effective tax rate.

        Minority interest in subsidiaries' income increased to $328,000 in the six months ended June 30, 1998, compared to $215,000 in the six months ended June 30, 1997 due to the continued expansion of the activities in the Northern Nevada and Southern Idaho operations.

Liquidity and Capital Resources

        At June 30, 1998, the Company had cash and short-term investments of approximately $9.5 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

        The Company's long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company's research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self- funded products, proprietary manufacturing methods and advanced technologies, the costs of acquisitions and/or new revenue opportunities, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

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

        During 1998, the Company has conducted a comprehensive review of its computer systems and lithotripsy equipment and identified the lithotripsy products as Year 2000 compliant using the newest computer system release. The Company presently believes that, with conversion to a newer version of operating software developed in 1996, the year 2000 problem will not materially affect the Company's operations, financial position or cash flows.


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

        (a) The annual meeting of stockholders of the Company was held on June 1, 1998.

        (b) The election of four board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

                   NAME                    FOR               WITHHELD
                   ----                    ---               --------
             David V. Radlinski          5,108,140            10,810
             Frank R. Pope               5,103,140            15,810
             Donald John Regan           5,102,506            16,444
             Michael C.Tibbitts          5,102,606            16,344

             The ratification of the appointment of Ernst & Young, LLP as independent accountants of the Company for the year ending December 31, 1998.

             For                              5,105,265
             Against                              4,300
             Abstain                              9,385

Item 5.      Other Information

             None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The following exhibits are included herein:

                  27     Financial Data Schedule

           (b)  Reports on Form 8-K.

                During the quarterly period ended June 30, 1998, the Company filed the following Current Report on Form 8-K:

                1. A report dated April 30, 1998 reporting that FDA's
                   Gastroenterology and Urology Device Advisory Panel has recommended conditional approval of the Medstone's submission to treat gallstones, using the Company's lithotripter, in combination with Actigall, a drug used to dissolve gallstones. The condition to approval is that Medstone performs a post-approval study of the outcome and quality of life improvements for five years after treatment for a limited quantity of patients.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          MEDSTONE INTERNATIONAL, INC.
                                          A Delaware corporation


Date: August 12, 1998                    /s/ Mark Selawski
                                         ------------------------------
                                             Mark Selawski
                                             Chief Financial Officer
                                             (Principal financial and
                                             accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 27               Financial Data Schedule