Form 10-Q
period 1998-09-30
MEDSTONE INTERNATIONAL INC/
filed 1998-11-10
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended      SEPTEMBER 30, 1998
                                    ---------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to _____________________


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


Registrant's telephone number, including area code: (949) 448-7700
                                                    --------------


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

The number of shares of the Common Stock of the registrant outstanding as of November 2, 1998 was 5,068,655.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets September 30, 1998
          (Unaudited) and December 31, 1997                                 3

        Condensed Consolidated Statements of Income (Unaudited)
          Three and Nine Months Ended September 30, 1998 and 1997           4

        Condensed Consolidated Statement of Stockholders' Equity
          (Unaudited) Nine Months Ended September 30, 1998                  5

        Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months ended September 30, 1998 and 1997                     6

        Notes to Unaudited Condensed Consolidated Financial Statements      7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities                                              15

Item 3. Defaults Upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  16

Item 6. Exhibits and Reports on Form 8-K                                   16

Signatures                                                                 17

                         MEDSTONE INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1998               1997
                                                                       ------------       ------------
                                                                       (Unaudited)
                      ASSETS

Current assets:
    Cash and cash equivalents                                          $  2,854,713       $  1,125,009
    Short-term investments                                                8,456,010          9,900,909
    Accounts receivable, less allowance for doubtful
      accounts of $557,000 and $535,000 in 1998 and
      1997, respectively                                                  4,026,140          3,120,787
    Inventories                                                           2,985,169          2,680,220
    Deferred tax assets                                                     891,507            891,507
    Income taxes receivable                                                  64,112            632,851
    Prepaid expenses and other current assets                               445,401            455,974
                                                                       ------------       ------------
Total current assets                                                     19,723,052         18,807,257

Property and equipment:
    Lithotripters                                                         9,403,928          8,524,314
    Equipment                                                             1,005,003            815,585
    Furniture and fixtures                                                  782,435            821,565
    Leasehold improvements                                                  145,007            138,698
                                                                       ------------       ------------
                                                                         11,336,373         10,300,162
Less accumulated depreciation and amortization                           (5,937,286)        (4,721,618)
                                                                       ------------       ------------
        Net property and equipment                                        5,399,087          5,578,544
                                                                       ------------       ------------

Goodwill, net                                                             3,203,112          3,266,162
Other assets, net                                                           501,494             36,425
                                                                       ------------       ------------
                                                                       $ 28,826,745       $ 27,688,388
                                                                       ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $    426,033       $    887,740
    Accrued expenses                                                        484,296            210,421
    Accrued income taxes                                                    539,702                 --
    Accrued payroll expenses                                                339,146            239,504
    Customer deposits                                                        38,625            132,699
    Deferred revenue                                                        826,416          1,080,899
                                                                       ------------       ------------
        Total current liabilities                                         2,654,218          2,551,263

Deferred tax liabilities                                                    649,524            649,524
Minority interest                                                           367,090            366,654
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000 shares
      authorized, 5,644,250 and 5,634,788 shares issued
      and outstanding at September 30, 1998 and
      December 31, 1997, respectively                                        22,577             22,539
    Additional paid-in capital                                           19,041,595         18,998,260
    Accumulated earnings                                                 10,860,749          7,436,263
    Stock purchase note receivable                                               --           (134,800)
    Accumulated other comprehensive income (loss)                             5,503               (579)
    Treasury stock (561,300 shares at cost at September 30,
        1998 and 268,800 shares at December 31, 1997)                    (4,774,511)        (2,200,736)
                                                                       ------------       ------------
        Total stockholders' equity                                       25,155,913         24,120,947
                                                                       ------------       ------------
                                                                       $ 28,826,745       $ 27,688,388
                                                                       ============       ============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ------------------------------      -------------------------------
                                                     1998               1997             1998               1997
                                                 ------------      ------------      ------------       ------------
Revenues:
   Net equipment sales                           $    495,000      $    473,550      $  2,144,500       $  2,076,850
   Procedures, maintenance fees and
     fee-for-service                                5,633,029         5,048,102        15,836,159         13,820,204
   Interest income                                    135,298           133.447           402,309            385,023
                                                 ------------      ------------      ------------       ------------
   Total revenues                                   6,263,327         5,655,099        18,382,968         16,282,077

Costs and expenses:
   Cost of equipment sales                            621,687           328,239         1,900,803          1,511,810
   Costs of procedures and
     maintenance fees                               2,217,078         1,974,357         6,652,349          5,396,725
   Research and development                           243,049           248,410           730,883            653,413
   Selling                                            422,249           541,588         1,573,647          1,787,279
   General and administrative                         505,516           536,108         1,522,872          1,726,728
   Goodwill amortization                               21,017            22,087            63,050             55,278
   Other (income)  expense                             22,080                --           (97,984)                --
                                                 ------------      ------------      ------------       ------------
   Total costs and expenses                         4,052,676         3,650,789        12,345,620         11,131,233
                                                 ------------      ------------      ------------       ------------
Income before provision for
  income taxes                                      2,210,651         2,004,310         6,037,348          5,150,844
Provision for income taxes                            797,000           733,000         2,144,000          1,782,000
Minority interest                                     140,556           121,061           468,862            335,644
                                                 ------------      ------------      ------------       ------------
Net income                                       $  1,273,095      $  1,150,249      $  3,424,486       $  3,033,200
                                                 ============      ============      ============       ============

Earnings per share:
   Basic                                         $       0.25      $       0.21      $       0.66       $       0.56
                                                 ============      ============      ============       ============
   Diluted                                       $       0.25      $       0.21      $       0.65       $       0.55
                                                 ============      ============      ============       ============
Number of shares used in the computation of
  earnings per share:
   Basic                                            5,124,050         5,352,862         5,194,480          5,398,348
                                                 ============      ============      ============       ============
   Diluted                                          5,177,086         5,532,980         5,305,554          5,489,753
                                                 ============      ============      ============       ============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK
                                  --------------------  ADDITIONAL
                                  NUMBER OF               PAID-IN    ACCUMULATED  STOCK PURCHASE
                                   SHARES      AMOUNT     CAPITAL      EARNINGS   NOTE RECEIVABLE
                                  ---------   -------   -----------   ----------  ---------------
BALANCE AT DECEMBER 31, 1997      5,365,988   $22,539   $18,998,260   $7,436,263    $(134,800)

Common stock options exercised        9,462        38        43,335           --           --
Treasury stock repurchased         (292,500)       --            --           --           --
Repayment of stock purchase
  note receivable                        --        --            --           --      134,800
Unrealized gain on short-term
  investments                            --        --            --           --           --
Net income                               --        --            --    3,424,486           --
                                  ---------   -------   -----------   ----------    ---------
BALANCE AT SEPTEMBER 30, 1998
 (UNAUDITED)                      5,082,950   $22,577   $19,041,595   $10,860,749   $      --
                                  =========   =======   ===========   ===========   =========

                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE    TREASURY
                                   INCOME (LOSS)     STOCK         TOTAL
                                    ------------- ------------   -----------
BALANCE AT DECEMBER 31, 1997           $ (579)    $(2,200,736)   $24,120,947

Common stock options exercised             --              --         43,373
Treasury stock repurchased                 --      (2,573,775)    (2,573,775)
Repayment of stock purchase
  note receivable                          --              --        134,800
Unrealized gain on short-term
  investments                           6,082              --          6,082
Net income                                 --              --      3,424,486
                                       ------     -----------    -----------
BALANCE AT SEPTEMBER 30, 1998
 (UNAUDITED)                           $5,503     $(4,774,511)   $25,155,913
                                       ======     ===========    ===========

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                        1998              1997
                                                                   ------------       ------------
Cash flows from operating activities:
    Net income ..............................................      $  3,424,486       $  3,033,200
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
          Depreciation and amortization .....................         1,435,777          1,186,994
          Minority interest in partnership ..................           468,862            335,644
          Provision for doubtful accounts ...................            75,000            191,000
          Changes in assets and liabilities:
             Accounts receivable ............................          (980,353)        (1,630,950)
             Inventories ....................................          (304,949)           (31,515)
             Notes receivable ...............................                --            875,000
             Deferred tax assets ............................                --            369,109
             Prepaid expenses and other current assets ......            10,573             16,786
             Accounts payable and accrued expenses ..........           (88,190)        (1,085,881)
             Accrued income taxes ...........................         1,108,441           (169,205)
             Deferred revenue ...............................          (254,483)           (95,800)
             Customer deposits ..............................           (94,074)                --
             Other, net .....................................             4,674            (96,620)
                                                                   ------------       ------------
          Net cash provided by (used in) operating activities         4,805,764          2,897,762
                                                                   ------------       ------------
 Cash flows from investing activities:
    Purchase of marketable securities .......................       (16,140,915)       (24,704,084)
    Sale of marketable securities ...........................        17,591,896         23,225,428
    Purchase of subsidiary ..................................                --         (2,300,000)
    Investment by minority in partnership ...................          (470,800)           201,963
    Distribution of minority interest .......................          (467,369)          (234,500)
    Investment in subsidiaries ..............................          (470,800)                --
    Purchase of property and equipment ......................        (1,239,134)          (637,458)
    Disposals of property and equipment .....................            45,864              1,288
                                                                   ------------       ------------
          Net cash provided by (used in) investing activities .        (680,458)        (4,447,363)
                                                                   ------------       ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock ..................            43,373            121,959
    Purchase of Treasury Stock ..............................        (2,573,775)        (1,228,575)
    Stock purchase note payment .............................           134,800                 --
                                                                   ------------       ------------
          Net cash provided by (used in) financing activities        (2,395,602)        (1,106,616)
                                                                   ------------       ------------
Net increase (decrease) in cash and cash equivalents ........         1,729,704         (2,656,217)
Cash and cash equivalents at beginning of period ............         1,125,009          3,906,961
                                                                   ------------       ------------
Cash and cash equivalents at end of period ..................      $  2,854,713       $  1,250,744
                                                                   ============       ============
Supplemental cash flow disclosures:
    Cash paid during the period for:
    Income taxes ............................................      $  1,198,309       $  1,437,699
    Interest ................................................      $          0       $          0

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

A. BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Medstone International, Inc. (the Company) and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1998 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B. RECENT ACCOUNTING PRONOUNCEMENTS

   ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NO. 130

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        For the three months ended September 30, 1998 and 1997, total comprehensive income was $1,280,091 and $1,148,999, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income was $3,430,568 and $3,034,380, respectively.

        The components of comprehensive income, net of related tax, are as follows:

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                          ----------------------------       ----------------------------
                                             1998              1997             1998               1997
                                          -----------      -----------       -----------      -----------
Net income .............................  $ 1,273,095      $ 1,150,249       $ 3,424,486      $ 3,033,200
Unrealized gain (loss) on short-term
  investments ..........................        6,996           (1,250)            6,082            1,180
                                          -----------      -----------       -----------      -----------
Comprehensive income ...................  $ 1,280,091      $ 1,148,999       $ 3,430,568      $ 3,034,380
                                          ===========      ===========       ===========      ===========

        The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

                                             SEPTEMBER 30,         DECEMBER 31,
                                                1998                  1997
                                            --------------         -----------
Unrealized gain/(loss) on short-term
  investments............................      $5,503                 $(579)
                                               ------                 -----
Accumulated other comprehensive
  gain/(loss)............................      $5,503                 $(579)
                                               ======                 =====


PENDING ADOPTION OF FINANCIAL STANDARDS NO. 131

        In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about segments. SFAS No.131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Management has not completed its review of SFAS No. 131, while adoption of SFAS No. 131 may result in more reported segments than are currently reported, the Company does not expect that it will have an impact on the Company=s results of operations, financial position or cash flows.

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

        The following table sets forth the computation of earnings per share:

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                       ------------------------  --------------------------
                                          1998          1997        1998           1997
                                       -----------  -----------  -----------    -----------
        Numerator: Net income          $ 1,273,095  $ 1,150,249  $ 3,424,486    $ 3,033,200
                                       ===========  ===========  ===========    ===========
        Denominator for weighted
            average shares
            outstanding                  5,124,050    5,352,862    5,194,480      5,398,348
        Basic earnings per share       $       .25  $       .21  $       .66    $       .56
                                       ===========  ===========  ===========    ===========
        Effect of dilutive securities:
             Weighted average shares
               outstanding               5,124,050    5,352,862    5,194,480      5,398,348
             Stock options                  53,036      180,118      111,074         91,405
                                       -----------  -----------  -----------    -----------
        Denominator for diluted
          earnings per share             5,177,086    5,532,980    5,305,554      5,489,753
                                       ===========  ===========  ===========    ===========

        Diluted earnings per share     $       .25  $       .21  $       .65    $       .55
                                       ===========  ===========  ===========    ===========


        Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

D. INVENTORIES

        At September 30, 1998 and December 31, 1997, inventories consisted of the following:

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1998            1997
                                          -------------  ------------
                 Raw materials             $1,900,493     $1,645,902
                 Work in process              146,904        260,773
                 Finished goods               937,772        773,545
                                           ----------     ----------
                                           $2,985,169     $2,680,220
                                           ==========     ==========

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

F. STOCK REPURCHASE PLAN

          On August 13, 1998 the Company announced a new stock repurchase program of up to 100,000 shares of its Common Stock after having substantially completed the repurchase plan announced on March 29, 1996. For the quarter ended September 30, 1998, the Company has repurchased 74,200 shares at a cost of $473,256. Since inception of the repurchase programs, the Company has repurchased a total of 561,300 shares at a cost of $4,774,511. All shares are currently held in treasury.

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

        RESULTS OF OPERATIONS

        Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

        The Company recognized revenue of $6.3 million in the third quarter of 1998 or an 11% increase compared to $5.7 million in the corresponding period of 1997. Equipment and equipment upgrade revenues increased by 4% due to higher average unit selling prices for one unit shipped in the third quarter of 1998, when compared to one unit shipped in the comparable period of 1997. Also increasing by 12% were the revenues from the Company's maintenance, procedure and fee-for-service activities as the number of patients treated on the Company's lithotripters in the United States reached a record level in the third quarter of 1998 compared to the comparable period in 1997.

        Interest income increased by 1% in the three months ended September 30, 1998 compared to the same period in 1997 due to higher average invested balances, partially offset by falling interest yields.

        Cost of sales on equipment and equipment upgrade sales increased to 125% of sales in the three months ended September 30, 1998, compared to 69% of sales in the comparable period of the prior year due costs of equipment and installation of a foreign unit. Recurring revenue costs of sales remained at 39% in the three months ended September 30, 1998 when compared to the same period in the prior year. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 46% in the third of 1998 compared to 41% in the third quarter of 1997.

        Research and development costs remained level in the third quarter of 1998 compared to the same quarter to 1997 due to higher expenses for payroll and a corresponding decrease in spending for project materials for lithotripsy products under development by the Company.

        Selling and marketing expenses decreased by $119,000, or 22% in the third quarter of 1998 when compared to 1997 due to increased bad debt expense in 1997 and lower international travel expenses in 1998.

        General and administrative expenses decreased by $21,000, or 3% in the third quarter of 1998 when compared to the third quarter of 1997 due to reductions in payroll expenses for the United Physicians Resources subsidiary in 1998 and lower bad debt expense in the Southern Idaho and Northern Nevada operations partially offset by higher legal costs due to ongoing litigation.

        Other (income) expenses increased by $22,000 in the third quarter of 1998 compared to the same period of 1997 due to expenses associated with general business operations.

        Provision for income taxes for the third quarter of 1998 increased by $64,000, or 8% representing a higher taxable income when compared to the same period in the prior year.

        Minority interest in subsidiaries= income increased to $141,000 in the third quarter of 1998, compared to $121,000 in the three months ended September 30, 1997, due to improved results in the Northern Nevada and Southern Idaho operations.

        Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        The Company recognized revenue of $18.4 million in the nine months ended September 30, 1998, or a 12% increase compared to $16.3 million in the corresponding period of 1997. Equipment and equipment upgrade revenues increased by 3%. Five units and one equipment upgrade package was shipped in both the current year and the prior year, However, average unit sales prices increased slightly in the current year when compared to the same period of the prior year due to a higher sales price foreign unit shipment. Recurring revenue from maintenance, procedure and fee-for-service activities increased by 14% in the first nine months of 1998 when compared to the same period of the prior year due primarily from the 9% increase in the number of patients treated on Company owned lithotripters in the United States.

        Interest income increased by 4% in the nine months ended September 30, 1998 compared to the same period in 1997 due to higher average invested balances, partially offset by falling interest yields.

        Cost of sales on equipment and equipment upgrade sales increased to 88% of sales in the nine months ended September 30, 1998, compared to 72% of sales in the comparable period of the prior year due to higher overhead on foreign equipment shipments. Recurring revenue costs of sales increased to 42% in the nine months ended September 30, 1998, compared to 39% in the same period in the prior year due to lower per patient revenue as operating costs per patient remains stable. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 47% in the first nine months of 1998 compared to 43% in the first nine months of 1997.

        Research and development costs increased by 11%, or $77,000 in the first nine months of 1998 compared to the same period of 1997 due to higher payroll expenses from expanded headcount used to further the Company's efforts on new lithotripsy products.

        Sales and marketing expenses decreased by $214,000 or 11% in the nine months ended September 30, 1998 compared to the same period of 1997 due to lower commission expenses, lower bad debt expense and lower international travel expenses.

        General and administrative expenses decreased by $204,000, or 11% in the first nine months of 1998 when compared to the first nine months of 1997 due to lower payroll and staffing levels for the United Physicians Resources subsidiary and the corresponding reduced travel expenses.

        Other (income) expenses decreased by $98,000 in the nine months ended September 30, 1998 when compared to the same period of 1997 as the Company recognized a one-time gain in the second quarter from the transaction with joint venture partners placing a unit on the Asian continent.

        Provision for income taxes for the first nine months of 1998 represents a 15% increase in taxable income when compared to the first nine months of 1997 along with a slightly higher effective tax rate.

        Minority interest in subsidiaries' income increased to $469,000 in the nine months ended September 30, 1998, compared to $336,000 in the nine months ended September 30, 1997 due to the continued expansion of the activities in the Northern Nevada and Southern Idaho operations.

Liquidity and Capital Resources

        At September 30, 1998, the Company had cash and short-term investments of approximately $11.3 million. These funds were generated from continuing operating activities and from the Company's initial public offering in September 1988.

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

YEAR 2000

        The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The Ayear 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. This issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or could fail.

        During 1998, the Company has conducted a comprehensive review of its computer systems and lithotripsy equipment and identified the lithotripsy products as Year 2000 compliant using the newest computer system release. The Company presently believes that, with conversion to a newer version of operating software developed in 1996, coupled with the new telephone system already installed, the year 2000 problem will not materially affect the Company's operations, financial position or cash flows.

        The Company has instituted a program where it will request certification from its vendors that products supplied are Year 2000 compliant. The Company continues to monitor their compliance. Although the program is not complete, the Company does not expect, at this time, any significant impact on its operations, or financial position.

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


                                              MEDSTONE INTERNATIONAL, INC.
                                              A Delaware corporation


Date: November 10, 1998                       /s/ MARK SELAWSKI
                                              ----------------------------------
                                                  Mark Selawski
                                                  Chief Financial Officer
                                                  (Principal financial and
                                                  accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27             Financial Data Schedule