Form 10-K
period 1998-12-31
MEDSTONE INTERNATIONAL INC/
filed 1999-03-26
CIK 819939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ ]

      The number of shares of the Common Stock of the registrant outstanding as of March 1, 1999 was 5,064,905 The number of shares of voting and non-voting Common Stock held by non-affiliates on such date was 4,960,177 with an approximate aggregate market value of $40,301,438.

================================================================================

                                TABLE OF CONTENTS

                                                                                  Page
           Item Number and Caption                                               Number
           -----------------------                                               ------
PART I

    Item 1.     Business.........................................................   1
    Item 2.     Properties.......................................................   7
    Item 3.     Legal Proceedings................................................   7
    Item 4.     Submission of Matters to a Vote of Security Holders..............   8

PART II

    Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters................................   9
    Item 6.     Selected Financial Data..........................................  10
    Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................  11
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......  16
    Item 8.     Financial Statements and Supplementary Data......................  16
    Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................  16

PART III

    Item 10.    Directors and Executive Officers of the Registrant...............  17
    Item 11.    Executive Compensation...........................................  19
    Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management..........................................  23
    Item 13.    Certain Relationships and Investments............................  24

PART IV

    Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K........................................  25


                                      - I -

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

        Medstone International, Inc., (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company, as a manufacturer of capital medical devices, has vertically integrated by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers lithotripsy services both in the United States and internationally on a fee-per-procedure basis in both the fixed and mobile environment. Medstone intends to expand efforts to grow this medical service side of its business. The Company's consolidated revenues during fiscal 1998 came primarily from Medstone's lithotripsy business.

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

PRODUCTS

Lithotripsy Equipment

        The Medstone STS ("System") is presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a pre-market approval ("PMA") from the U.S. Food and Drug Administration ("FDA") in 1988 authorizing commercial use of the device for treating patients with kidney stones.

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

        The Company also markets the Medstone STS-T ("STS-T"), its transportable lithotripter for treatment of kidney stones. The STS-T contains components similar to the STS, except for the ultrasound unit, with all components built to be modular, allowing the STS-T to be moved in and out of a hospital surgical suite. This "in operating room" technology allows hospitals and clinics to set up the lithotripter for patient treatment in existing surgical operating rooms and, once complete, the lithotripter can be moved to an equipment holding area or loaded on to a truck for transportation to another facility. This transportability allows hospitals and clinics the flexibility of full-time access to a lithotripter without dedication of a surgical suite to a fixed unit installation.

        The Company received notification from the FDA on September 16, 1998 that its PMA supplement regarding the STS-T was accepted, authorizing the commercial use of the STS-T to treat patients with kidney stones. As of March 1, 1999, five units have been ordered and deposit checks have been received (see "Backlog"). The Company expects to commence shipments to customers by the end of the first quarter of 1999.

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

Urotable

        With its network of physicians and facilities that utilize lithotripsy products, the Company has begun using that same contact base to market a urological treatment table, the Medstone "UTS-Series". This urological table, which is used for various urological procedures, is used both as an in-office device for physicians and in-facility device in a hospital or clinic setting. The Company is an integrator of products available on the market and will use the "UTS-Series" for bundling of urological tables along with lithotripsy products, or sell the "UTS-Series" as a stand-alone product.

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

PRODUCT DEVELOPMENT

        The Company has focused its research in 1998 on developments intended to improve performance and convenience, and also to reduce the size and costs, of its lithotripter systems. In 1998, the Company devoted a significant portion of its research and development expenditures on the Medstone STS-T, a smaller, movable lithotripsy system. This new product, which has been previewed at focus groups, was introduced in March 1999. The Company will continue to invest significantly in product enhancements and proprietary products. During the years ended December 31, 1996, 1997, and 1998, the Company's expenditures for research and development totaled $521,793, $1,021,349 and $1,078,792, respectively.

PRODUCT LIABILITY AND INSURANCE

        The Company currently has in force commercial liability insurance, with coverage limits of $1 million per incident, and $2 million on an annual aggregate basis. It also has general umbrella liability insurance with coverage limits of $4 million per incident for a total aggregate amount of $5,000,000 per incident. The Company's directors and officers' insurance policies provide coverage on a claims-made basis and are all subject to annual renewals.

GOVERNMENT REGULATION

        Governmental regulations in the United States and other countries are a significant factor affecting the research and development, manufacture and marketing of the Company's products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of drugs, including biologics, and medical devices. Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country. DEVICES - Medical devices intended for human use in the United States are classified into three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the device. A class III product, such as the Medstone STS and STS-T, and class I and II devices for which a PMA is necessary generally require initial Investigational Device Exemption ("IDE") approval by the FDA. An IDE permits limited clinical evaluation of the product under controlled conditions. Extensive reporting and monitoring of patient treatments made pursuant to the IDE are required. After the PMA is obtained, the product may be marketed to an unrestricted number of users in the United States, but general medical device regulations regarding FDA inspection of facilities, Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA continue to be applicable.

        A subset of medical devices categorized as class I or II and classified as "old" devices, that is, commercially distributed before March 28, 1976 or substantially equivalent to a device that was in commercial distribution before that date, may be marketed after the acceptance of the premarket notification under a 510(k) exemption. The 510(k) section of the Federal Food, Drug and Cosmetic Act allows an exemption from the requirement of premarket notification. The Medstone UTS-Series is sold under a 510(k) exemption received by the original manufacturer of the components used in the equipment.

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

        The Company's main competitors in the urological table business are Liebel Flarsheim Co., a private Ohio-based manufacturer of urology products, and OEC Medical Systems, Inc., a Utah based publicly-held provider of imaging and related products.

SALES AND MARKETING

        The Company's current products and planned future products are targeted at the lithotripsy market. Medstone has a direct sales force covering the continental United States. Outside the United States, the Company uses a network of distributors.

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

BACKLOG - SHOCKWAVE LITHOTRIPSY

        The Company's lithotripsy equipment sale backlog was $1,875,000 for the STS-T as of March 1, 1999 and $250,000 for the STS as of March 1, 1998. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

        With the maturity of Medstone's lithotripsy business, recurring revenues from fee for service and procedure fees and maintenance services have become a major source of Medstone's revenue stream. Maintenance services are generally provided under annual service contracts, and procedure and fee for service fees are earned based upon usage of the System.

HUMAN RESOURCES

        As of February 28, 1999, Medstone had 82 employees. Of the 82 employees, 9 are engaged directly in research and development activities, 15 are engaged in manufacturing, 20 are engaged in mobile operations, 16 are engaged in field service, 11 are engaged in sales and marketing and 11 are employed in general and administrative positions.

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

ITEM 2. PROPERTIES

        In March 1994, the Company took occupancy of office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California, under an operating lease with an initial term of two years. The Company negotiated an extension of its original lease with current monthly rent of $13,874 through February 1999, and starting in March 1999 through June 2000, a sixteen month period, the monthly rent is $14,410.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of shareholders was held on June 10, 1998. At the meeting Frank R. Pope, David V. Radlinski, Donald Regan and Michael C. Tibbitts were elected directors of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Company's executive officers is included in
Item 10 of Part III.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Prior to January 24, 1991, the Company's common stock was traded on the NASDAQ Stock Market under the symbol MSHK. On January 24, 1991, the Company changed its name to Cytocare, Inc. and began trading on the NASDAQ Stock Market under the symbol CYTI. On September 25, 1995, the Company changed its name to Medstone International, Inc. and began trading on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 1997 and December 31, 1998 as reported in the NASDAQ National Market System for the quarter indicated.

                                                    HIGH              LOW
                                                 ----------         -------
            YEAR ENDED DECEMBER 31, 1998

            First quarter                        $ 10-7/8            $ 8
            Second quarter                         11-1/2              8-1/4
            Third quarter                           9-3/8              5-15/16
            Fourth quarter                          8-1/4              5-1/4

            YEAR ENDED DECEMBER 31, 1997

            First quarter                        $  9-5/8            $ 7-3/8
            Second quarter                          9-1/4              7-1/2
            Third quarter                          10-7/8              9-1/16
            Fourth quarter                         11-3/8              9-5/8

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

        At March 1, 1999, there were 289 stockholders of record and approximately 2,800 beneficial owners of the Company's Common Stock.

        On February 9, 1996, the Company distributed two stock dividends, one common share of both Endocare and of Urogen for each common share of Medstone to holders of record at the close of business on December 29, 1995. The shares represent a distribution of all the assets of these two subsidiaries of the Company which became separate public companies upon distribution. Those companies operated as separate entities as of January 1, 1996. (See Note 6 to the Company's Consolidated Financial Statements.)

        The Company has not paid any cash dividends during its two most recent fiscal years. The Company's board of directors does not presently anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                1998           1997           1996           1995          1994
                                              --------       --------       --------       --------      --------
Revenues:
   Net equipment sales .................      $  2,144       $  2,722       $  2,420       $  4,588      $  3,125
   Procedure, maintenance, and
     management fees ...................        21,129         18,476         14,884         12,797        12,538
   Interest and dividends ..............           552            536            676          1,005           642
                                              --------       --------       --------       --------      --------
     Total revenues ....................        23,825         21,734         17,980         18,390        16,305
Costs and expenses:
   Cost of sales .......................        11,000          9,503          8,009          7,633         6,004
   Research and development ............         1,079          1,021            522            927         1,076
   Selling .............................         1,988          2,257          2,146          2,050         2,551
   General and administrative ..........         2,131          2,231          1,666          1,656         2,105
   Lawsuit settlement cost .............          --             --            5,500           --            --
   Legal and other (income)/expense ....           (61)           (39)           402            164            35
                                              --------       --------       --------       --------      --------
     Total costs and expenses ..........        16,137         14,973         18,245         12,430        11,771
                                              --------       --------       --------       --------      --------
Income (loss) before provision/(benefit)
    for income taxes ...................         7,688          6,761           (265)         5,960         4,534
Minority interest in subsidiary income .           628            468            143           --            --
Provision (benefit) for income taxes ...         2,718          2,329           (170)         2,086           150
                                              --------       --------       --------       --------      --------
Net income (loss) ......................      $  4,342       $  3,964       $   (238)      $  3,874      $  4,384
                                              ========       ========       ========       ========      ========
Net income (loss) per share:(1)
     Basic .............................      $    .84       $    .74       $   (.04)      $    .74      $    .89
                                              ========       ========       ========       ========      ========
     Diluted ...........................      $    .82       $    .72       $   (.04)      $    .70      $    .82
                                              ========       ========       ========       ========      ========

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                                 DECEMBER 31,
                          -----------------------------------------------------------
                           1998         1997         1996         1995         1994
                          -------      -------      -------      -------      -------
Working capital ....      $18,432      $16,256      $14,983      $18,465      $16,658
Total assets .......       29,149       27,688       25,395       25,910       22,260
Total liabilities ..        3,216        3,567        4,230        3,753        2,809
Stockholders' equity       25,933       24,121       21,165       22,157       19,451

----------------

(1) Restated in accordance of SFAS Statement No. 128 "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. The Company is also marketing a urology imaging and treatment table, used for various urological functions. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

        As a manufacturer of medical devices, the Company has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 15 mobile systems and two fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

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

        The Company began the year with approximately $11 million in cash and marketable securities, no debt, inventories of $2.7 million, and total assets of $27.7 million. After purchase of $2.7 million of treasury stock, payment of income taxes of $2.6 million and recurring operating costs, the Company ended the year with approximately $11.6 million in cash and marketable securities, no debt, inventories of $3.6 million and total assets of $29.1 million.

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

RESULTS OF OPERATIONS

        YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        Total revenue increased to $23.8 million, or by 10%, for the year ended December 31, 1998 when compared to the year ended December 31, 1997. Equipment revenues decreased by $578,000 in the current year when compared to the prior year, due to a decline in the number of unit shipments only partially offset by an increase in average unit selling prices. Also decreasing was revenue from equipment upgrades when compared to the year ended 1997.

        Revenue from procedure, maintenance and management fees, increased by $2,652,000, or 14%, in the current year when compared to the prior year as the Company's fee-for-service revenues continue to increase as the number of patients treated in 1998 increased by 26% when compared to the number of patients treated in the fee-for-service, Northern Nevada and Southern Idaho operations in 1997. Higher patient counts in both Northern Nevada and Southern Idaho, the former due to higher activity and the latter due to full year results and increased activity, resulted in a 22% increase in revenue for those two operating entities, even though there was a slight decrease in the average per patient revenue. Pricing pressures on procedure revenue from third-party owned equipment resulted in a 7% decrease in the per procedure fee, even though the number of procedures increased by 5% when compared to 1997.

        Interest income increased by 3% for the year ended December 31, 1998 when compared to the prior year as the Company's average invested cash balance increased slightly, partially offset by a decrease in average investment yield.

        Cost of equipment sales decreased to $1,901,000 in 1998 compared to $2,040,000 in 1997 due to the decline in the number of unit shipments offset by an increase in the option content needed to complete sales, along with costs associated with a foreign installation, in the current year.

        Cost on recurring revenues increased to $9,099,000 or 43% of revenues in 1998 compared to $7,463,000 or 40% in 1997, due to the addition of several new vans in new geographic areas in 1998 and the associated overhead needed for operations. Pricing pressure also contributed to the slight decline in the gross margins on recurring revenues.

        Research and development costs increased in 1998 by $57,000, or 6%, when compared to the same period of 1997, due to slightly higher spending on payroll and related costs as the Company completed its development of its new transportable lithotripter, introduced into the marketplace in March 1999.

        Selling expenses decreased $269,000, or 12%, in 1998 compared to 1997 due to lower payroll as the Company refocused its marketing effort and the associated lower travel expenses and lower bad debt expenses.

        General and administrative expenses declined to $2,131,000 in 1998 compared to $2,231,000 in 1997 representing a 4% decrease. This decrease was due mainly to lower payroll as the United Physician Resources subsidiary was refined and lower bad debt in the Northern Nevada and Southern Idaho operations. This was partially offset by an increase in legal expenses.

        Legal and other (income)/expense decreased by $22,000 in 1998 compared to 1997 due to the gain on investment in a joint venture only partially offset by increased goodwill amortization for a full year on the Southern Idaho acquisition.

        Minority interest expenses of $628,000 in 1998 increased from $468,000 in 1997 due to both a full year's activity for Southern Idaho and increased activity in both Southern Idaho and Northern Nevada.

        Provision (benefit) for income taxes increased in the current year compared to the prior year due to both an increase in taxable income and a higher effective tax rate in 1998.

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

        Revenue from procedure and maintenance fees, or recurring revenue, increased by $3.4 million, or 23%, from 1996 levels due to the Company's continued revenue growth in its fee-for-service business, and the additional revenue from the Southern Idaho acquisition. Volume on company owned mobile lithotripsy units increased by 51% in 1997 when compared to 1996 with fees remaining constant. Procedure revenue on third-party owned equipment was flat in 1997 when compared to 1996 as patient volume increased slightly and per procedure fees decreased slightly. Revenues acquired with Southern Idaho, when combined with the previously acquired Northern Nevada, increased per procedure averages due to the higher fees for direct billings.

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

        Provision (benefit) for income taxes recognizes the tax expense of the current year's income compared to the operating loss incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1998, the Company had cash and short-term investments of approximately $11.6 million. These funds were generated from operating activities.

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

        The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 1999. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

YEAR 2000

Impact of the Year 2000

        The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues, which could also lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year.

State of Readiness

        The Company started to formulate a plan to address the Year 2000 Issue in 1997. To date, the Company's primary focus has been on its own internal information technology systems, along with date-sensitive subsystems of its products. The Company has developed a Year 2000 Plan to address all of its Year 2000 Issues. The Year 2000 Plan being developed will involve generally the following phrases: awareness, assessment, renovation, testing and implementation.

        The Company has completed an assessment of approximately 95% of its internal information technology systems. The Company has already completed the renovation of approximately 50% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company's goal is to complete testing and implementation phases by June 30, 1999.

        The Company has recently begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company is preparing questionnaires that it expects to send to its customers, vendors and other third parties with which the Company has a material relationship by March 31, 1999. The Company expects to complete the assessment with respect to such parties by June 30, 1999, subject to their ability to provide requested information. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties.

        All of the mission critical date sensitive systems used in the Company's products have been evaluated for their compliance with Year 2000 issues. The findings of this evaluation are that, with an upgrade to the computer system of the equipment, along with an operating system upgrade, the system will be fully compliant with the Year 2000. The existing customer base of the Company has been notified of this, and where upgrades have been performed, compliance certificates have been issued. Customers have also been advised that if an upgrade is not purchased, a compliance certificate cannot be issued. Any other date related information contained in systems and software of the equipment that would not have any impact on the operation and safety of the Company's products will be addressed with vendors to the Company throughout 1999.

        The Company has done an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment and facilities, including telecommunications systems, utilities, security systems and HVACs and expects no significant effect on the non-critical functions of the Company, provided major suppliers of mass consumption items, such as electricity, telephone and data transmission, gasoline, water, natural gas and waste disposal, meet their projections of Year 2000 compliance. The Company has already installed a new telephone system in 1998 to comply with Year 2000.

Costs to Address Year 2000 Issues

        The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal systems will not be material to the overall operations of the Company. The major components of these costs are: consultants, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

Risks to the Company

        The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worse-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementing phases, significant problems including delays may be incurred in billing the Company's major customers for services performed. If its major customers' systems do not become year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 Compliant, the Company may not be able to provide imaging services to patients.

        If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services, fail to provide the Company with equipment and services, the Company will be unable to provide services to its customers.

        If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

Contingency Plan

        The Company has not yet established a contingency plan to address unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, but it expects to create such a plan by June 30, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has no financial instruments which are subject to market risk. Although the Company's earnings and cash flows are subject to fluctuations due to changes in the interest rates on its investments, a hypothetical 10% adverse decrease in the interest rates would not have a material adverse effect on the results of operations because the majority of the Company's investments are short-term treasury bills. A 10% reduction in interest rates would reduce interest income by approximately $50,000 annually. Due to the short period to maturity, the Company believes that the impact of a 10% reduction in interest rates would not have a material effect on the carrying value of its available-for-sale securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The following are the directors of the Company:

        NAME                      AGE        PRINCIPAL OCCUPATION
        ----                      ---        --------------------
        David V. Radlinski         54        Chairman of the Board and
                                             Chief Executive Officer of the Company

        Frank R. Pope              49        Managing Director
                                             Verdigris Capital

        Donald John Regan          64        Vice President and General Counsel
                                             Kinsell, O'Neil, Newcomb & De Dios, Inc.
        Michael C. Tibbitts        51        Officer and Vice President
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

        Mr. Tibbitts, has been with Gulf South Medical Supply, Inc. since 1991 as a Vice President. Prior to joining that corporation, he was employed for 19 years by Johnson & Johnson in two divisions: Sterile Design (which manufactured and marketed kit packages) and Surgikos (which manufactured and marketed surgical supplies). He has been a director of the Company since May 1996.

EXECUTIVE OFFICERS

        The names, ages and positions of all the executive officers of the Company as of March 1999 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

         NAME                   AGE       POSITION
         ----                   ---       --------
     David V. Radlinski         54        Chief Executive Officer and Chairman of the Board

     Mark Selawski              43        Vice President of Finance,
                                          Chief Financial Officer and Secretary

     Eva Novotny                41        Executive Vice President of Sales
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

        Ms. Novotny has been Executive Vice President of Sales and Marketing of the Company since October 1997. Prior to joining the Company, she was Director of Marketing for Imagyn Medical, formerly UroHealth, from June 1995 to October 1997. From 1985 to 1995, she was employed by Mentor Corporation as a Marketing Manager and later as Director of Marketing for Mentor Urology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company is not aware of any director, officer or 10% shareholder who during 1998 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers during fiscal 1998.

                          SUMMARY OF COMPENSATION TABLE

                                                                                               LONG TERM COMPENSATION
                                                                                  -------------------------------------------------
                                                    ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                           ------------------------------------   ----------------------     -------
                                                                      OTHER       RESTRICTED  SECURITIES
   NAME AND                                                           ANNUAL         STOCK    UNDERLYING      LTIP      ALL OTHER
   PRINCIPAL                      FISCAL   SALARY        BONUS     COMPENSATION    AWARDS(S)    OPTIONS      PAYOUTS   COMPENSATION
   POSITION                        YEAR    ($)(1)         ($)          ($)            ($)       (#)(2)         ($)          ($)
   ---------                      ------   -------       ------    ------------   ----------  ----------     -------   ------------
David V. Radlinski                 1998    219,135           --        2,426          --       350,000         --           --
Chairman of the Board and          1997    200,300           --           --          --       100,000         --           --
Chief Executive Officer            1996    200,100           --           --          --        50,000         --           --

Mark Selawski                      1998     99,038          300           --          --        80,000         --           --
Chief Financial Officer, Vice      1997     85,833       11,300           --          --        20,000         --           --
President of Finance               1996     85,600           --           --          --        20,000         --           --
and Secretary

Eva Novotny(3)                     1998    120,000          300           --          --        70,000         --           --
Executive Vice President of        1997     25,300           --           --          --        50,000         --           --
Sales and Marketing

-----------------------

(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1998, 1997 and 1996 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

(2) Options to acquire shares of Common Stock granted and repriced. (3) Ms. Novotny joined the Company as of October 15, 1997.

EMPLOYMENT AGREEMENTS

        Mr. Radlinski - On August 13, 1998, the Company entered into an employment agreement with Mr. Radlinski to assure his continued service to the Company. The agreement runs for a term of five years, expiring on August 13, 2003. The agreement provides for a base salary of not less that $250,000 per year, subject to adjustments as authorized by the Board of Directors.

        Mr. Radlinski is also eligible for bonuses based on performance of the Company's Common Stock. The Common Stock's closing price must attain and remain at or above various levels, ranging from $11 to $21, for a period of 90 consecutive days. If these breakpoint prices are achieved within a set number of months, the longest which is 48 months, from the commencement of the contract, a cash bonus will be paid following the achievement period. Each breakpoint bonus can be earned separately if achieved within the stated achievement period, but each bonus can only be awarded once.

        Concurrent with the commencement of this agreement, the exercise prices of Mr. Radlinski's existing stock options to purchase up to 350,000 shares of the Company's Common Stock from $7.13 to $10.63 were reduced to equal $6.37 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Such option agreements were amended to provide that they shall become fully exercisable, regardless of any otherwise applicable vesting requirements,
i) concurrently with any termination of Mr. Radlinski's employment by the Company without "Good Cause" (as defined), or ii) if there is an acquisition of substantially all of the Company's assets or business while he is still employed by the Company and he does not immediately enter into an employment agreement with a buying or surviving party in the transaction (a "change in control")..

        If he is terminated without "Good Cause" or a change of control occurs within the first three years of the agreement, a severance payment of five times his then current base salary will be due and payable. If he is terminated without "Good Cause" or such a change of control occurs within the fourth year of the agreement, a severance payment of four times his then current base salary will be due and payable. If he is terminated without "good cause" or a change of control occurs within the fifth year of the agreement, a severance payment of three times his then current base salary will be due and payable.

        In addition to the preceding paragraph, if Mr. Radlinski is terminated without Good Cause in the first three years of this agreement, he will become a consultant to the Company for a period of five years following termination at a monthly compensation of $16,500 per month. If he is terminated without Good Cause or there is a change in control in the fourth year of this agreement, he will become a consultant to the Company for a period of four years following termination at the same monthly compensation. If he is terminated without Good Cause or there is a change of control in the fifth year of this agreement, he will become a consultant to the Company for a period of three years following termination at the same monthly compensation. The Company, during the consulting contract, shall provide term life insurance equivalent to the unpaid amount of the consulting fees as established above, payable to the beneficiary of his designation.

        Mr. Selawski and Ms. Novotny - On August 13, 1998, the Company entered into employment agreements with both Mr. Selawski and Ms. Novotny to assure their continued service to the Company. The agreements run for a term of three years, expiring on August 13, 2001. The agreements provide for a base salary of not less that $100,000 per year for Mr. Selawski and $120,000 per year for Ms. Novotny, subject to adjustments as authorized by the Board of Directors.

        Concurrent with the commencement of these agreements, the exercise prices of Mr. Selawski's existing stock options to purchase up to 80,000 shares of the Company's Common Stock at from $7.13 to $9.68 were reduced to equal $6.37 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Ms. Novotny's existing stock options to purchase up to 70,000 shares of the Company's Common Stock at from $9.68 to $10.68 were reduced to equal $6.37 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Each such option agreement was amended to provide that it shall become fully exercisable, regardless of any otherwise applicable vesting requirements, i) concurrently with any termination of the officer's employment by the Company without Good Cause, or ii) if there is an acquisition of substantially all of the Company's assets or business while such officer is still employed by the Company and he or she does not immediately enter into an employment agreement with a buying or surviving party in the transaction. If the officer is terminated without "Good Cause" or such a change of control occurs within the term of the agreement, a severance payment of two times his or her then current base salary will be due and payable.

STOCK OPTION GRANTS AND REPRICINGS DURING 1998

        The following table provides information related to the stock options that in August 1998 were repriced to the current market value and new options granted in 1998.

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                                                                                               STOCK PRICE
                                                                                            APPRECIATION FOR
                        INDIVIDUAL REPRICINGS AND GRANTS                                       OPTION TERM
----------------------------------------------------------------------------------------  --------------------
                             SHARES            % OF TOTAL
                           UNDERLYING           EMPLOYEE
                            OPTIONS             OPTIONS
                           GRANTED OR          GRANTED OR        EXERCISE
                            REPRICED           REPRICED IN         PRICE     EXPIRATION
         NAME                (#)(1)            FISCAL YEAR      ($/SHARE)(2)     DATE             5%($)            10%($)
         ----              ----------          -----------      ------------ -----------         -------          -------
David V. Radlinski           50,000                 5%              6.375      7/26/01           108,375          245,438
                            100,000                10%              6.375      9/25/01           216,750          490,875
                             50,000                 5%              6.375      7/23/02           108,375          245,438
                             50,000                 5%              6.375      1/9/03            108,375          245,438
                             50,000                 5%              6.375      6/10/03           108,375          245,438
                             50,000                 5%              6.375      4/15/04           108,375          245,438
Mark Selawski                20,000                 2%              6.375      7/26/01            43,350           98,175
                             20,000                 2%              6.375      7/23/02            43,350           98,175
                             20,000                 2%              6.375      6/10/03            43,350           98,175
                             20,000                 2%              6.375      4/15/04            43,350           98,175
Eva Novotny                  50,000                 5%              6.375      10/15/03          108,375          245,438
                             20,000                 2%              6.375      4/15/04            43,350           98,175

(1) The options granted or repriced vest equally over a 60-month period commencing upon the original grant date. The first six months after a grant does not allow exercise of the option for the then vested shares. The options are for a 6-year term, subject to earlier termination in certain events related to termination of employment. The Compensation Committee retains discretion, subject to the option plans' limits, to modify the terms of outstanding options.

2) Subject to certain conditions, the exercise price may be paid by delivery of already owned shares and the tax withholding obligations related to exercise may be paid by offset of the underlying shares.

STOCK OPTIONS HELD AT END OF FISCAL YEAR

        The following table provides information related to options exercised during 1998 and options held by the named executive officers at December 31, 1998.

                                                            NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                            OPTIONS AT FY-END(#)              OPTIONS AT FY-END($)(2)
                      SHARES ACQUIRED       VALUE       ----------------------------      -----------------------------
NAME                   ON EXERCISE(#)  REALIZED($)(1)   EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----                  ---------------  --------------   -----------    -------------      -----------     -------------
David V  Radlinski          --                --          165,000          185,000           29,700           33,300
Mark Selawski               --                --           32,000           48,000            5,760            8,640
Eva Novotny                 --                --           14,333           55,667            2,580           10,020

-------------

(1) The value is calculated based on the difference between the option exercise price and the market price for the Company's Common Stock on the exercise date, multiplied by the number of shares purchased. For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.

(2) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 1998 was $6.56. Value is calculated on the basis of the difference between the option exercise price and $6.56, multiplied by the number of shares of Common Stock underlying the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1998 Donald J. Regan and Frank R. Pope served as the members of the Company's Compensation Committee. Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries. During 1998 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

COMPENSATION OF DIRECTORS

        The Company currently compensates Messrs. Regan, Tibbitts and Pope $1,000 per meeting for their services, in addition to reimbursement to all directors for expenses incurred by them in connection with the Company's business. In addition, the Company has compensated Messrs. Pope and Regan $11,000 each and Mr. Tibbitts $8,000, for their participation in a Special Committee of the Board of Directors.

        Under the Nonemployee Director Stock Option Plan, each new nonemployee director is automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date, but will not be initially exercisable until six months after the grant date. The exercise price of each option will equal the fair market value of the underlying Common Stock on the date the option is granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board. Under this plan, Mr. Regan was granted 5,000 shares in September 1995 at $11.88 and Mr. Tibbitts was granted 5,000 shares at $8.63 per share in May 1996. These options were repriced on August 13, 1998 to a price of $6.375.

        As additional compensation, each current nonemployee director of the Company has received an option to purchase up to 15,000 shares of the Company's Common Stock. The options issued to Mssrs. Pope, Tibbitts and Regan were issued in November 1996 and have exercise prices of $6.375 after repricing of the options on August 13, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remains on the Company's board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the board. Additionally, each director was granted options, on August 13, 1998, for 4,000 shares at an exercise price of $6.375. These options vest in incremental amounts equal to 1/36 of the underlying shares for each elapsed calendar month during which the Director remains on the Company's board. The term of the options are four years, subject to early termination related to the director no longer serving on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 1, 1999 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors and nominees for director, by each of the executive officers named in the Executive Compensation in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 1, 1999.

                                          NUMBER OF SHARES
                                           BENEFICIALLY              PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER         OWNED(1)                  OWNERSHIP
------------------------------------      ----------------         ----------------
FMR Corp.                                     561,200                    11.1%
   82 Devonshire Street
   Boston, MA 02109

The Kaufmann Fund                             500,000                     9.9%
   140 E. 45th Street, 43rd Floor
   New York, NY 10017

Hathaway & Associates, Ltd.                   440,000                     8.7%
   119 Rowayton Avenue
   Rowayton, CT 06853

David V. Radlinski(2)(3)                      276,648                     5.3%
   100 Columbia, Suite 100
   Aliso Viejo, CA 92656

Mark Selawski(3)                               40,847(5)                  (10)
   100 Columbia, Suite 100
   Aliso Viejo, CA 92656

Eva Novotny(3)                                 19,800                     (10)
   100 Columbia, Suite 100
   Aliso Viejo, CA 92656

Donald J. Regan(2)                             17,996(7)                  (10)
   462 Stevens Avenue, Suite 308
   Solana Beach, CA 92075

Frank R. Pope(2)                               10,590(8)                  (10)
   25 Preston Road
   Woodside, CA 94062

Michael C. Tibbitts(2)                          8,757(9)                  (10)
   27001 La Paz Road, Suite 448B
   Mission Viejo, CA 92691

All executive officers and directors
   as a group (6 persons)(11)                 374,638                    7.02%

---------------

 (1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

 (2)    Director of the Company. (3) Executive officer of the Company.

 (4) Includes 187,500 shares issuable upon exercise of presently outstanding stock options.

 (5) Includes 36,667 shares issuable upon exercise of presently outstanding stock options.

 (6) Includes 19,000 shares issuable upon exercise of presently outstanding stock options.

 (7) Includes 11,396 shares issuable upon exercise of presently outstanding stock options.

 (8) Includes 8,590 shares issuable upon exercise of presently outstanding stock options.

 (9) Includes 6,757 shares issuable upon exercise of presently outstanding stock options.

(10) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(11) Includes 269,910 shares issuable upon exercise of presently outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND INVESTMENTS

        CARDIAC SCIENCE, INC.

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

        From 1991 through 1996, the Company performed various financings for Cardiac Science and received warrants to purchase Cardiac Science common stock. Due to exercise of warrants, common stock issued in lieu of interest and unsecured advances, the Company received 5,619,054 (pre-split) shares of Cardiac Science.

        In April 1997, Cardiac Science effectuated a 1 for 11.42857143 reverse stock split, reducing the Company's holdings to 546,772 shares, which is the number of shares held at December 31, 1998. This investment is recorded at a cost of $750,054.

        The Company also holds warrants to purchase 87,500 (post-split) shares at $.011 each, with an expiration date of September 2004.

        DIGITAL IMAGING SYSTEMS, INC.

        In 1998, the Company entered into a supply agreement with Digital Imaging Systems, Inc. ("DIS") for components integral in the Company's new transportable lithotripsy product. The Company has purchased $300,000, or 300,000 shares, of DIS preferred stock, which represents a 14% ownership interest. DIS has commenced shipments to the Company as of January 1999. The Company considers this investment to be temporary in nature.

        K. BIOTECH

        In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology ("ICGEB"), a United Nations sponsored institute. k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market. The Company has purchased $225,000 of preferred stock to assist k. Biotech in establishing itself as a viable business entity. Two of the Company's directors, Mssrs. Pope and Regan, are investors in k.Biotech and Mr. Regan serves as k. Biotech's President. Additional funding from international sources is currently being evaluated.

        CHINESE JOINT VENTURE

        The Company, along with Acuity International ("Acuity") and Phenix Optical Ltd ("Phenix"), a Chinese company, created a joint venture, in March 1998, to provide lithotripsy services to inland Chinese areas. Each entity was a 1/3 owner of the joint venture. The Company recognized a gain of $105,000 on its contribution of equipment to the joint venture in the first quarter of 1998, and recorded its investment of $92,000 as other assets. In November 1998, a purchase of the 2/3 ownership, not owned by Phenix, was proposed. In December 1998, documents were drawn to turn ownership over to Phenix in return for delivery of optical products to both Acuity and the Company. Subsequent to December 31, 1998, the Company received its optical products in release of its share in the joint venture and final release documents are being processed. The Company is carrying the value of the optical products at their estimated fair value, which is the same value as its investment established in the joint venture, with the intention of remarketing these products in 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
                1.      Consolidated Financial Statements

                        Report of Independent Auditors.......................................26

                        Consolidated Balance Sheets at December 31, 1998 and
                            1997.............................................................27

                        Consolidated Statements of Operations for the years
                            ended December 31, 1998, 1997 and 1996...........................28

                        Consolidated Statements of Stockholders' Equity for the
                            years ended December 31, 1998, 1997 and 1996.....................29

                        Consolidated Statements of Cash Flows for the years
                            ended December 31, 1998, 1997 and 1996...........................30

                        Notes to Consolidated Financial Statements...........................31

                2.      Schedule to Consolidated Financial Statements

                        Schedule II - Valuation and Qualifying Accounts......................43

                        All other schedules are omitted because they are not
                            applicable or the required information is included in
                            the consolidated financial statements or notes thereto.

        (b)     REPORTS ON FORM 8-K

                There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1998.

        (c)     EXHIBITS

           EXHIBIT NO.                   DESCRIPTION
           -----------                   -----------
                3.1     Certificate of Incorporation of the Company, as amended(1)

                3.2     Bylaws of the Company(1)

                3.3     Amendment of ByLaws(2)

                4.2     Specimen Certificate of the Company's Common Stock(3)

                10.26   1989 Stock Incentive Plan(4)(5)

                10.27   Non-employee Director Stock Option Plan(4)(5)

                10.28   Facility Lease on 100 Columbia(6)

                10.29   1997 Stock Incentive Plan(5)(7)

                10.30   Employment Agreement with David Radlinski(5)

                10.31   Employment Agreement with Mark Selawski(5)

                10.32   Employment Agreement with Eva Novotny(5)

                21      Subsidiaries

                23.1    Consent of Independent Auditors

                27      Financial Data Schedule

                28.2    Form of Cytocare, Inc. Information Statement - Distribution to
                        Shareholders of Stock of Cardiac Science, Inc.(8)

                28.3    Form of Medstone International, Inc. Information Statement -
                        Distribution to Shareholders of Stock of Endocare, Inc. and Urogen Corp.(9)

--------------

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

The Company will furnish to a requesting beneficial owner of its securities a copy of any such exhibits upon payment of a fee equal to $.20 per exhibit page.

                         Report of Independent Auditors


Stockholders and Board of Directors
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

Orange County, California
February 11, 1999

                          MEDSTONE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                      -------------------------------
                                                                                          1998               1997
                                                                                      ------------       ------------
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                        $  1,128,463       $  1,125,009
     Short-term investments                                                             10,494,075          9,900,909
     Accounts receivable, less allowance for doubtful accounts of
         $602,564 and $534,918 in 1998 and 1997, respectively                            3,535,581          3,120,787
     Inventories                                                                         3,595,906          2,680,220
     Deferred tax assets                                                                 1,139,903            891,507
     Income taxes receivable                                                                    --            632,851
     Prepaid expenses and other current assets                                             719,598            455,974
                                                                                      ------------       ------------

Total current assets                                                                    20,613,526         18,807,257

Property and equipment:
     Lithotripters                                                                       9,054,296          8,524,314
     Equipment                                                                           1,077,352            815,585
     Furniture and fixtures                                                                788,457            821,565
     Leasehold improvements                                                                145,007            138,698
                                                                                      ------------       ------------
                                                                                        11,065,112         10,300,162
     Less accumulated depreciation and amortization                                     (6.362,955)        (4,721,618)
                                                                                      ------------       ------------
     Net property and equipment                                                          4,702,157          5,578,544
                                                                                      ------------       ------------

Goodwill, net                                                                            3,182,096          3,266,162
Other assets, net                                                                          651,494             36,425
                                                                                      ------------       ------------
                                                                                      $ 29,149,273       $ 27,688,388
                                                                                      ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $    389,589       $    887,740
     Accrued expenses                                                                      485,108            210,421
     Accrued income taxes                                                                  183,593                 --
     Accrued payroll expenses                                                              303,687            239,504
     Customer deposits                                                                      86,125            132,699
     Deferred revenue                                                                      733,889          1,080,899
                                                                                      ------------       ------------

         Total current liabilities                                                       2,181,991          2,551,263

Deferred tax liabilities                                                                   714,737            649,524
Minority interest                                                                          319,868            366,654
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized, 5,650,505 and
        5,578,403 shares issued and outstanding at
        December 31, 1998 and 1997, respectively                                            22,602             22,539
     Additional paid-in capital                                                         19,076,104         18,998,260
     Accumulated earnings                                                               11,778,357          7,436,263
     Stock purchase notes receivable                                                            --           (134,800)
     Accumulated other comprehensive loss                                                   (1,177)              (579)
     Treasury stock 587,100 shares at cost at December 31,
         1998 and 268,800 shares at December 31, 1997                                   (4,943,209)        (2,200,736)
                                                                                      ------------       ------------

         Total stockholders' equity                                                     25,932,677         24,120,947
                                                                                      ------------       ------------
                                                                                      $ 29,149,273       $ 27,688,388
                                                                                      ============       ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                     1998               1997               1996
                                                 ------------       ------------       ------------
Revenues:
     Procedures and maintenance fees,
       and management fees                       $ 21,128,586       $ 18,476,342       $ 14,883,598
     Net equipment sales                            2,144,500          2,722,360          2,420,000
     Interest and dividend income                     551,723            535,601            675,967
                                                 ------------       ------------       ------------
         Total revenues                            23,824,809         21,734,303         17,979,565

Costs and expenses:
     Costs related to procedures
       and maintenance fees                         9,098,822          7,463,418          6,710,645
     Cost of equipment sales                        1,900,803          2,040,031          1,298,427
     Research and development                       1,078,792          1,021,349            521,793
     Selling                                        1,988,331          2,256,933          2,145,759
     General and administrative                     2,131,373          2,231,006          1,666,164
     Lawsuit settlement costs                              --                 --          5,500,000
     Legal and other (income)/expense                 (61,045)           (39,327)           402,673
                                                 ------------       ------------       ------------

             Total costs and expenses              16,137,076         14,973,410         18,245,461
                                                 ------------       ------------       ------------

Income (loss) before provision/
 (benefit)  for income taxes                        7,687,733          6,760,893           (265,896)
Minority interest in subsidiary income                627,639            467,595            142,575
Provision (benefit) for income taxes                2,718,000          2,329,000           (170,000)
                                                 ------------       ------------       ------------
         Net income (loss)                       $  4,342,094       $  3,964,298       $   (238,471)
                                                 ============       ============       ============

Net income (loss) per share:
     Basic                                       $        .84       $        .74       $       (.04)
                                                 ============       ============       ============
     Diluted                                              .82       $        .72       $       (.04)
                                                 ============       ============       ============

Number of shares used in the computation of
     net income (loss) per share:
     Basic                                          5,162,112          5,390,352          5,517,976
                                                 ============       ============       ============
     Diluted                                        5,286,967          5,510,668          5,517,976
                                                 ============       ============       ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                        ---------------------    ADDITIONAL   ACCUMULATED
                                        NUMBER OF                 PAID-IN      EARNINGS
                                          SHARES      AMOUNT      CAPITAL      (DEFICIT)
                                        ----------    -------   -----------   ------------
BALANCE AT DECEMBER 31, 1995             5,516,528    $22,066   $18,555,983   $  3,710,436

Net loss                                        --         --            --       (238,471)
Other comprehensive income/(loss):
    Unrealized loss on short-term
        investments                             --         --            --             --

Total Comprehensive income/(loss)


Common stock options exercised              61,875        248        96,085             --
Income tax benefit from stock options           --         --        63,000             --
    Treasury stock repurchased            (112,800)        --            --             --
                                        ----------    -------   -----------   ------------

BALANCE AT DECEMBER 31, 1996             5,465,603     22,314    18,715,068      3,471,965

Net income                                      --         --            --      3,964,298
Other comprehensive income/(loss):
    Unrealized gain on short-term
       investments                              --         --            --             --

Total Comprehensive income/(loss)


Common stock options exercised              56,385        225       283,192             --
Income tax benefit from stock options           --         --            --             --
Treasury stock repurchased                (156,000)        --            --             --
                                        ----------    -------   -----------   ------------

BALANCE AT DECEMBER 31, 1997             5,365,988     22,539    18,998,260      7,436,263

Net income                                      --         --            --      4,342,094
Other comprehensive income/(loss):
    Unrealized loss on short-term
            investments                         --         --            --             --

Total Comprehensive income/(loss)


Common stock options exercised              15,717         63        77,844             --
Repayment of  stock purchase note               --         --            --             --
Treasury stock repurchased                (318,300)        --            --             --
                                        ----------    -------   -----------   ------------

BALANCE AT DECEMBER 31, 1998             5,063,405    $22,602   $19,076,104   $ 11,778,357
                                        ==========    =======   ===========   ============

                                                       ACCUMULATED
                                       STOCK PURCHASE     OTHER
                                           NOTE        COMPREHENSIVE     TREASURY
                                         RECEIVABLE    INCOME (LOSS)       STOCK         TOTAL
                                       --------------  -------------     --------    ------------
BALANCE AT DECEMBER 31, 1995             $(134,800)      $ 3,543    $        --    $ 22,157,228

Net loss                                        --            --             --        (238,471)
Other comprehensive income/(loss):
    Unrealized loss on short-term
        investments                             --        (4,711)            --          (4,711)
                                                                                   ------------
Total Comprehensive income/(loss)                                                      (243,182)
                                                                                   ------------

Common stock options exercised                  --            --             --          96,333
Income tax benefit from stock options           --            --             --          63,000
    Treasury stock repurchased                  --            --       (908,370)       (908,370)
                                         ---------       -------    -----------    ------------

BALANCE AT DECEMBER 31, 1996              (134,800)       (1,168)      (908,370)     21,165,009

Net income                                      --            --             --       3,964,298
Other comprehensive income/(loss):
    Unrealized gain on short-term
       investments                              --           589             --             589
                                                                                   ------------
Total Comprehensive income/(loss)                                                     3,964,887
                                                                                   ------------

Common stock options exercised                  --            --             --         283,417
Income tax benefit from stock options           --            --             --              --
Treasury stock repurchased                      --            --     (1,292,366)    (1,292,366)
                                         ---------       -------    -----------    ------------

BALANCE AT DECEMBER 31, 1997              (134,800)         (579)    (2,200,736)     24,120,947

Net income                                      --            --             --       4,342,094
Other comprehensive income/(loss):
    Unrealized loss on short-term
            investments                         --          (598)            --            (598)
                                                                                   ------------
Total Comprehensive income/(loss)                                                     4,341,496
                                                                                   ------------

Common stock options exercised                  --            --             --          77,907
Repayment of  stock purchase note          134,800            --             --         134,800
Treasury stock repurchased                      --            --     (2,742,473)     (2,742,473)
                                         ---------       -------    -----------    ------------

BALANCE AT DECEMBER 31, 1998             $      --       $(1,177)   $(4,943,209)   $ 25,932,677
                                         =========       =======    ===========    ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1998            1997            1996
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
      Net income (loss)                                              $  4,342,094    $  3,964,298    $   (238,471)
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Depreciation and amortization                              1,946,746       1,613,385       1,244,840
             Provision for doubtful accounts                              130,000         251,000          60,000
             Provision for excess inventories                                  --              --        (136,884)
             Minority interest in partnership                             627,639         467,595         142,575
             Changes in operating assets and liabilities:
                 Accounts receivable                                     (544,794)       (684,802)       (934,923)
                 Inventories                                             (915,686)       (220,441)       (777,557)
                 Deferred taxes                                          (183,183)        427,017         (94,000)
                 Note receivable                                               --       1,250,000      (1,250,000)
                 Prepaid expenses and other                              (263,624)       (298,974)        355,207
                 Accounts payable                                        (498,151)       (873,182)      1,356,997
                 Accrued expenses                                         274,687             909         (25,753)
                 Accrued income taxes                                     816,444        (922,752)        251,608
                 Accrued payroll expenses                                  64,183         (98,957)        132,341
                 Deferred revenue                                        (347,010)         38,856         317,411
                 Customer deposits                                        (46,574)        132,699              --
                 Other, net                                               124,616          10,862        (211,912)
                                                                     ------------    ------------    ------------

                 Net cash provided by operating activities              5,527,387       5,057,513         191,479
                                                                     ------------    ------------    ------------
Cash flows from investing activities:
     Purchases of investments available for sale                      (25,798,243)    (42,258,678)    (16,918,215)
     Proceeds from sales of investments available for sale             25,205,077      39,460,528      24,306,051
     Investments in non-public companies                                 (617,369)             --              --
     Purchase of subsidiary                                                    --      (2,300,000)     (1,350,000)
     Investment by minority in partnership                                     --         193,179        (162,028)
     Distribution of minority interest                                   (676,800)       (328,000)        (64,403)
     Purchases of property and equipment                               (1,106,832)     (1,597,545)     (3,392,627)
                                                                     ------------    ------------    ------------

                 Net cash provided by (used in)
                     investing activities                              (2,994,167)     (6,830,516)      2,418,778
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                77,907         283,417          96,333
     Proceeds from stock purchase note                                    134,800              --              --
     Purchase of treasury stock                                        (2,742,473)     (1,292,366)       (908,370)
     Dividends paid                                                            --              --      (1,000,000)
                                                                     ------------    ------------    ------------

                 Net cash used in financing activities                 (2,529,766)     (1,008,949)     (1,812,037)

Net increase (decrease) in cash and cash equivalents                        3,454      (2,781,952)        798,220
Cash and equivalents at beginning of year                               1,125,009       3,906,961       3,108,741
                                                                     ------------    ------------    ------------
Cash and equivalents at end of year                                  $  1,128,463    $  1,125,009    $  3,906,961
                                                                     ============    ============    ============

Supplemental cash flow disclosures:
   Cash paid during the year for:
         Income taxes                                                $  2,588,819    $  2,911,351    $    554,136
                                                                     ============    ============    ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.      ORGANIZATION AND OPERATIONS OF THE COMPANY

        Medstone International, Inc. ("Medstone" or "the Company"), designs, manufactures and markets the Medstone STSTM Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. The Company also generates revenues from use of the System under procedure fees and fee for service arrangements and from repairs and maintenance. The Company operations occur mainly with customers located in the United States.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation

        The consolidated financial statements include the accounts of the Company, United Physicians Resources, an 80% owned physicians practice management operation, incorporated in June 1996, Northern Nevada Lithotripsy Associates, LLC, a 60% owned Nevada Limited Liability Company, Southern Idaho Lithotripsy Associates, LLC, a California Limited Liability Company, also 60% owned, (See Note 3), and Medstone Sales Corporation, a 100% owned foreign sales corporation. All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in less than 20% owned affiliates are accounted for on the cost method, unless the Company is able to exercise significant influence over the affiliates operating and financial policies, in which case the investments are accounted for on the equity method.

        Reclassifications

        Certain prior year balances have been reclassified to conform with the December 31, 1998 presentation.

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the allowance for doubtful accounts.

        Statement of cash flows

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        The Company had net non-cash transfers of inventory into fixed assets of $0, $250,000 and $1,376,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

        The Company had net non-cash transfers of accounts receivable, inventory, prepaid expenses, fixed assets, accounts payable, accrued expenses and deferred revenue totaling $966,000 in 1996 in the form of a dividend as a result of the spinout of the Endocare, Inc. and Urogen, Inc. subsidiaries.

        Short-term Investments

        The Company applies the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to its short-term investments. Under this statement, management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

        The Company invests primarily in U.S. government securities and corporate obligations. As of December 31, 1998 and December 31, 1997, investments are summarized as follows:

                                                  GROSS
                                                UNREALIZED      FAIR
                                     COST          LOSS         VALUE
                                 -----------    ----------   -----------
1998 U.S. Treasury Bills         $10,496,037      $1,962     $10,494,075
1997 U.S. Treasury Bills         $ 9,901,828      $  919     $ 9,900,909

        No gains or losses were realized in 1998 and 1997.

        The amortized cost and estimated fair value of investments at December 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.

                                    COST           FAIR VALUE
                                 -----------      -----------
    Due in one year or less      $10,496,037      $10,494,075

        Comprehensive income

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

        Concentrations of credit risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and short term investments, which are not federally insured, and accounts receivable. The Company's short term investments consist principally of U.S. Treasury Bills.

        The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 16% of accounts receivable at December 31, 1998.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  DECEMBER 31,
                         ------------------------------
                            1998                1997
                         ----------          ----------
Raw materials            $2,449,877          $1,645,902
Work in process             203,540             260,773
Finished goods              942,489             773,545
                         ----------          ----------
                         $3,595,906          $2,680,220
                         ==========          ==========

        Property and equipment

        Property and equipment are carried at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Lithotripters                                                   5 years
Equipment                                                       5 years
Furniture and fixtures                                          5 years
Leasehold improvements                                    Life of lease

        Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,863,000, $1,538,000 and $1,223,000, respectively.

        Goodwill

        The Company recorded goodwill resulting from the excess of the purchase prices of Northern Nevada and Southern Idaho over the fair market value of the net assets. Goodwill is being amortized over a period not to exceed forty years using the straight-line method. Accumulated amortization at December 31, 1998 and 1997 is $180,569 and $96,503, respectively.

        Long-Lived Assets

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's analysis, the Company believes no material impairment of the carrying value of its long-lived assets, inclusive of intangible assets, existed at December 31, 1998 and 1997. The Company's analysis was based on a comparison of the carrying amount of such assets to the Company's historical actual cash flows and to an estimate of future undiscounted cash flows.

        Earnings (Loss) Per Share

        The Company has adopted SFAS No. 128 "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income (loss) per share for financial statement purposes. Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Because the impact of options and warrants are antidilutive, there is no difference between the loss per share amount computed for basic and diluted purposes for 1996. All earnings (loss) per share amounts for all periods have been restated to conform with the SFAS No. 128 requirements.

        The following table sets forth the computation of earnings (loss) per share:

                                                         YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                 1998            1997              1996
                                              ----------      -----------       -----------
Numerator: Net income (loss)                  $4,342,094      $ 3,964,298       $  (238,471)
                                              ==========      ===========       ===========

Denominator for weighted
      average shares outstanding               5,162,112        5,390,352         5,517,976
                                              ==========      ===========       ===========

Basic earnings (loss) per share               $      .84      $       .74       $      (.04)
                                              ==========      ===========       ===========

Effect of dilutive securities:

      Weighted average shares
           outstanding                         5,162,112        5,390,352         5,517,976
      Stock options                              124,855          120,316                --
                                              ----------      -----------       -----------

Denominator for diluted earnings
      per share                                5,286,967        5,510,668         5,517,976
                                              ==========      ===========       ===========

Diluted earnings (loss) per share             $      .82      $       .72       $      (.04)
                                              ==========      ===========       ===========

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

        Advertising

        The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred. Advertising expense was $135,000, $126,000 and $107,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Business Segments

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which superseded Statement of Financial Accounting Standards No. 14, Financial Reporting of Segments of a Business Enterprise. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the following disclosure of segment information.

        The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management. The equipment sales segment is not significant. The fees for procedures, maintenance and management segment represents recurring revenue from procedure fees and fee for service arrangements for use and the maintenance of lithotripter equipment. The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as amortization of certain intangibles and certain corporate expenses, are not allocated to the segments and costs related to the class action lawsuit settled in 1996 are not included. Asset categories used for allocation to segment reporting include net accounts receivable, net inventory, net property and equipment and net goodwill.

        Selected financial information for the Company's reportable segments as of and for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                            1998            1997            1996
                                          --------         -------        -------
Revenues for reportable segment           $ 21,129         $18,476        $14,884

Operating income (loss)
    Reportable segment                    $  7,751         $ 6,121        $ 4,572
    Nonreportable segment                      (63)            640          1,431
                                          --------         -------        -------
                                          $  7,688         $ 6,761        $ 6,003
                                          ========         =======        =======

Assets
    Reportable segment                    $ 13,252         $13,117        $10,448
    Nonreportable segment                    1,764           1,529          1,340
                                          --------         -------        -------
                                          $ 15,016         $14,646        $11,788
                                          ========         =======        =======

Depreciation and amortization
    Reportable segment                    $  1,798         $ 1,517        $ 1,159
    Nonreportable segment                      149              96             86
                                          --------         -------        -------
                                          $  1,947         $ 1,613        $ 1,245
                                          ========         =======        =======

Expenditures for long-lived assets
    Reportable segment                    $    864         $ 2,934        $ 3,823
    Nonreportable segment                      199             963            920
                                          --------         -------        -------
                                          $  1,063         $ 3,897        $ 4,743
                                          ========         =======        =======

3.      ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

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

        Digital Imaging Systems, Inc.

        In 1998, the Company entered into a supply agreement with Digital Imaging Systems, Inc. ("DIS") for components integral in the Company's new transportable lithotripsy product. DIS commenced shipments of that product to the Company in January 1999. The Company has purchased 300,000 shares of DIS preferred stock for $300,000, which represents a 14% ownership interest, which is accounted for under the cost method. The value is recorded in other assets, and the Company considers this investment to be temporary in nature.

        k. Biotech

        In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology ("ICGEB"), a United Nations sponsored institute. k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market. The Company has purchased $225,000 of preferred stock, which represents a 15.3% ownership interest, to assist k. Biotech in establishing itself as a viable business entity. The investment in k. Biotech is accounted for under the equity method because the Company has the ability to exercise significant influence over k.Biotech and is included in other assets. k. Biotech is seeking additional funding from international sources to finance its required investment in plant and equipment.

        Chinese Joint Venture

        The Company, along with Acuity International ("Acuity") and Phenix Optical Ltd ("Phenix"), a Chinese company, created a joint venture in March 1998 to provide lithotripsy services to inland Chinese areas. Each entity was a 1/3 owner of the joint venture. The Company recorded its investment of $92,000 as other assets. In November 1998, a purchase of the 2/3 ownership, not owned by Phenix, was proposed. In December 1998, documents were drawn to turn ownership over to Phenix in return for delivery of optical products to both Acuity and the Company. Subsequent to December 31, 1998, the Company received its optical products in release of its share in the joint venture and final release documents are being processed. The Company estimates the resale value of the optical products approximates the value of the investment established in the joint venture. The Company intends to sell these products in 1999.

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



            The provision (benefit) for income taxes consists of the following:

                                     YEAR ENDED              YEAR ENDED              YEAR ENDED
                                  DECEMBER 31, 1998       DECEMBER 31, 1997       DECEMBER 31, 1996
                                  -----------------       -----------------       ------------------
Current:
    Federal                          $ 2,270,000             $ 1,454,000            $   (34,000)
    State                                631,000                 448,000                (42,000)
                                     -----------             -----------            -----------
           Total current               2,901,000               1,902,000                (76,000)
                                     -----------             -----------            -----------

Deferred:
    Federal                          $  (153,000)                338,000               (129,000)
    State                                (30,000)                 89,000                 35,000
                                     -----------             -----------            -----------
           Total deferred               (183,000)                427,000                (94,000)
                                     -----------             -----------            -----------
Provision (benefit) for
    income taxes                     $ 2,718,000             $ 2,329,000            $  (170,000)
                                     ===========             ===========            ===========

       The following is a reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                       YEAR ENDED              YEAR ENDED              YEAR ENDED
                                    DECEMBER 31, 1998       DECEMBER 31, 1997       DECEMBER 31, 1996
                                    -----------------       -----------------       -----------------
Income tax (benefit) at the
  statutory rate                       $ 2,400,000             $ 2,140,000             $  (139,000)
State income taxes
  (net of federal benefit)                 398,000                 354,000                 (48,000)
Other                                      (80,000)               (165,000)                 17,000
                                       -----------             -----------             -----------
Provision (benefit) for
    income taxes                       $ 2,718,000             $ 2,329,000             $  (170,000)
                                       ===========             ===========             ===========

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                  -----------------       -----------------
DEFERRED TAX ASSETS (LIABILITIES):
State taxes                                          $   199,000             $   150,000
Cardiac investment reserve                               321,000                 321,000
Inventory reserve                                        145,000                 134,000
Bad debt reserve                                         204,000                 223,000
Accruals not currently deductible for tax                 74,000                  63,000
Inventory adjustment                                      55,000                      --
Product reserves                                         141,000                      --
                                                     -----------             -----------
Deferred tax assets                                    1,139,000                 891,000
Depreciation and amortization                           (714,000)               (649,000)
                                                     -----------             -----------
Deferred tax liabilities                                (714,000)               (649,000)
                                                     -----------             -----------
Net deferred tax assets (liabilities)                $   425,000             $   242,000
                                                     ===========             ===========

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

        In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. In May 1997 the Company terminated the 1989 Plan as to the granting of additional options. As of December 31, 1998, 610,052 options for shares of common stock had been granted and remain outstanding under this plan.

        In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. As of December 31, 1998, 15,000 options for shares of common stock had been granted under this plan and 5,000 shares have been exercised. In addition, three outside directors have each been granted separate options to purchase 15,000 shares.

        In May 1997, the Company's stockholders approved the 1997 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. The Plan allows for the issuance of up to 800,000 shares, with increases each January 1 that the Plan is in effect by a number of shares equal to one percent of the total number of outstanding shares of Common Stock on that date. As of January 1, 1998 the number of shares authorized by the plan increased to 853,660. As of December 31, 1998, 417,850 options for shares of common stock had been granted and are outstanding under this plan.

        Effective August 13, 1998, the Company repriced all outstanding options granted under all plans with exercise prices exceeding the closing market value of the stock on that date. Accordingly, the exercise price of these options was reduced to $6.375 per share.

        A summary of the Company's stock option plans as of the end of 1998 and 1997 and changes during the years is presented below:

                                      DECEMBER 31, 1998                 DECEMBER 31, 1997                DECEMBER 31, 1996
                                 ----------------------------      ----------------------------      ----------------------------
                                                WEIGHTED-AVE.                     WEIGHTED-AVE.                     WEIGHTED-AVE.
                                   SHARES      EXERCISE PRICE        SHARES      EXERCISE PRICE        SHARES      EXERCISE PRICE
                                 ----------    --------------      ----------    --------------      ----------    ---------------
Outstanding, beginning of year      970,803          $8.34            743,926          $8.22            683,748          $7.76
Granted                             230,000           6.52            422,000           8.08            212,000           8.12
Exercised                           (15,717)          4.95            (56,385)          5.03            (61,875)          4.15
Canceled                           (102,184)          7.90           (138,738)          8.23            (89,947)          7.29
                                 ----------          -----         ----------          -----         ----------          -----
Outstanding, end of year          1,082,902          $6.39            970,803          $8.34            743,926          $8.22
                                 ==========          =====         ==========          =====         ==========          =====

Available for future grants         470,810                           593,000                           152,04
                                 ==========                        ==========                        ==========

Exercisable at end of year          474,446                           316,899                           216,179
                                 ==========                        ==========                        ==========

Weighted-average fair value
     of options granted during
     the year                                        $6.52                             $8.02                             $4.59
                                                     =====                             =====                             =====

The following table summarizes information about stock options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           ------------------------------------------------------      ---------------------------------
                             NUMBER                                                      NUMBER              WEIGHTED-
         RANGE OF          OUTSTANDING       WEIGHTED-AVERAGE    WEIGHTED-AVERAGE      EXERCISABLE            AVERAGE
     EXERCISE PRICES       AT 12/31/98       EXERCISE PRICE       REMAINING TERM       AT 12/31/98        EXERCISE PRICE
     ---------------       -----------       --------------      ----------------      -----------        --------------
     $   0 to $5.47            15,035             $5.47             1.9 years              8,615               $5.47
     $5.50 to $7.50         1,067,284             $6.40             3.8 years            465,248               $6.37
     $8.50 to $9.50               583             $8.50             2.6 years                583               $8.50
     --------------         ---------             -----             ---------            -------               -----
     $1.31 to $9.50         1,082,902             $6.39             3.8 years            474,446               $6.65
     --------------         ---------             -----             ---------            -------               -----

        In calculating pro forma information regarding net income and net income per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 1998, 1997, and 1996, respectively: risk free interest rates of 6%, 6%, and 6.5%; dividend yields of 0% for all periods; volatility of the expected market prices of the Company's common stock of .542,
 .316 and .543; and expected life of the options of 5.5 years for all periods.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 1998, 1997 and 1996 follows (in thousands, except per share information):

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                           1998           1997          1996
                                          ------         ------        ------
Pro forma net income (loss)               $4,077         $3,381        $ (571)
Pro forma diluted net income
    (loss) per share                      $  .77         $  .61        $ (.10)

        These pro forma amounts reflect only the cumulative effect of the expense of options granted during the years ended December 31, 1998, 1997 and 1996, and does not give effect to options granted prior to January 1, 1995.

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

7.      STOCK REPURCHASE PLAN

        On March 29, 1996, the Company announced a Stock Repurchase Program of up to 500,000 shares of its Common Stock. In August 1998, the Company announced an additional stock purchase plan for up to 100,000 shares of its common stock. Both programs were fulfilled by November 1998. For the year ended December 31, 1998, the Company had repurchased a total of 318,300 shares at a total cost of $2,742, 473 under the two repurchase programs. For the year ended December 31, 1997, the Company repurchased a total of 156,000 shares at a cost of $1,292,366. For the year ended December 31, 1996, the Company repurchased a total of 112,800 shares at a cost of $908,370. The Company has repurchased 587,100 shares at a total cost of $4,943,209 since the inception of the repurchase programs with all amounts recorded as treasury stock. The Company does not have any active repurchase programs in place as of December 31, 1998.

8.      COMMITMENTS

        In March 1994, the Company took occupancy of office, manufacturing, engineering, warehouse space, and research and development laboratories under an operating lease with an initial term of two years. Under lease extensions, the monthly lease rate was $13,360 through February 1998 and $13,874 through February 1999. The Company has negotiated an extension for a sixteen month period from March 1999 to June 2000, at a monthly rate of $14,410.

        The future minimum lease payments under all operating leases are as follows:

                                             Minimum Rental
                                             --------------
                    1999                       $197,000
                    2000                       $ 91,000
                    2001                       $  5,000
                    2002                       $  3,000

        Total net rent expense under all operating leases for the years ended December 31, 1998, 1997 and 1996 was $194,000, $182,000 and $156,000,
respectively.

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

10.     RELATED PARTY TRANSACTIONS

        CARDIAC SCIENCE, INC.

        During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 (pre-split) shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed, as a dividend to its shareholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 (pre-split) shares of common stock of Cardiac Science, Inc. This investment has been recorded at a net investment value of $0 due to Cardiac Science's historical financial performance.

        From 1991 through 1996, the Company performed various financings for Cardiac Science and received warrants to purchase Cardiac Science common stock. Due to exercise of warrants, common stock issued in lieu of interest and unsecured advances the Company received 5,619,054 (pre-split) shares of Cardiac Science.

        In April 1997, Cardiac Science effectuated a 1 for 11.42857143 reverse stock split, reducing the Company's holdings to 546,772 shares, which is the number of shares held at December 31, 1998. This investment has been recorded at a net investment value $0 due to Cardiac Science's historical financial performance.

        The Company also holds warrants to purchase 87,500 (post-split) shares of Cardiac Science at $.011 each, with an expiration date of September 2004.

        K. BIOTECH

        During the year, the Company obtained a 15.3% ownership interest in k.Biotech, Inc. for $225.000. Two members of the Board of Directors of the Company are also shareholders of k.Biotech, Inc. and one member is the President of k.Biotech.

        DIGITAL IMAGING SYSTEMS

        During the year, the Company obtained a 14% ownership interest in Digital Imaging Systems, Inc. ("DIS") for $300,000 and entered into a supplier agreement whereby the Company will purchase equipment up to $1.1 million from DIS.

11.     EMPLOYEE BENEFIT PLAN

        In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the

Board of Directors. During 1997, the Company's Board of Directors elected to match employee contributions $.25 on a dollar, up to a maximum company contribution of $2,000. In 1998 and 1997, the Company's contribution totaled $44,430 and $37,991, respectively. No such contributions were made to the plan during the year ended December 31, 1996.

12.     MAJOR CUSTOMERS AND FOREIGN SALES

        During the 12 months ended December 31, 1998 no single customer accounted for 10% or more of total revenues and the Company derived 4% of its total revenues from sales to foreign customers. During the year ended December 31, 1997 no single customer accounted for 10% or more of total revenues and the Company derived 2% of its total revenues from sales to foreign customers. During the year ended December 31, 1996, no single customer accounted for 10% of total revenues of the Company and the Company derived 11% of its total revenues from sales to foreign customers.

13.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The tables below set forth selected quarterly financial information for 1998 and 1997 (in thousands, except per share amounts).

1998                        1ST QUARTER          2ND QUARTER          3RD QUARTER          4TH QUARTER
----                        -----------          -----------          -----------          -----------
Net sales                      $5,852               $6,268               $6,263               $5,442
Gross profit                    2,964                3,441                3,425                2,995
Net income                        956                1,195                1,273                  918
Basic earnings
   per share                   $  .18               $  .23               $  .25               $  .18

1997                      1ST QUARTER          2ND QUARTER            3RD QUARTER           4TH QUARTER
----                      -----------          -----------            -----------           -----------
Net sales                    $4,962               $5,665                 $5,655               $5,452
Gross profit                  2,692                3,329                  3,353                2,857
Net income                      860                1,022                  1,150                  932
Basic earnings
   per share                 $  .16               $  .19                 $  .21               $  .17

14.     SUBSEQUENT EVENTS

        On February 17, 1999, the Company announced that it had retained J.P. Morgan Securities, Inc. to advise the Company with respect to strategic alternatives to the Company's current business plan. These strategic plans include, but are not limited to, acquisitions, partnerships, or sale of all or part of the Company's assets or operations. Any or all of these plans could have a material effect on the financial position, results of operations, or cash flows of the Company in future operating periods.

                          MEDSTONE INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                                  -----------------------------
                                BALANCE AT        CHARGED TO         CHARGED TO                          BALANCE AT
                                BEGINNING          COSTS AND           OTHER                                END
DESCRIPTION                      OF YEAR           EXPENSES           ACCOUNTS       DEDUCTIONS           OF YEAR
                                ----------        ----------         ----------      ----------          ---------
FOR THE YEAR ENDED
DECEMBER 31, 1998:

Allowance for
  doubtful accounts              $534,918         $  130,000         $               $  62,354(c)        $ 602,564
                                 ========         ==========         =========       =========           =========
Allowance for
  inventory obsolescence         $337,437         $       --         $      --       $      --           $ 337,437
                                 ========         ==========         =========       =========           =========

Allowance for
  related party loan             $      0         $       --         $      --       $      --           $       0
                                 ========         ==========         =========       =========           =========

Allowance for investment
  in related party               $750,054         $       --         $      --       $      --           $ 750,054
                                 ========         ==========         =========       =========           =========

FOR THE YEAR ENDED
DECEMBER 31, 1997:

Allowance for
  doubtful accounts              $220,312         $  251,000         $  66,606       $   3,000(c)        $ 534,918
                                 ========         ==========         =========       =========           =========

Allowance for
  inventory obsolescence         $440,000         $       --         $      --       $ 102,563(b)        $ 337,437
                                 ========         ==========         =========       =========           =========

Allowance for
  related party loan             $      0         $       --         $      --       $      --           $       0
                                 ========         ==========         =========       =========           =========

Allowance for investment
  in related party               $750,054         $       --         $      --       $      --           $ 750,054
                                 ========         ==========         =========       =========           =========

FOR THE YEAR ENDED
DECEMBER 31, 1996:

Allowance for
  doubtful accounts              $207,260         $   60,000         $      --       $  46,948(a)        $ 220,312
                                 ========         ==========         =========       =========           =========

Allowance for
  inventory obsolescence         $576,884         $ (136,884)        $      --       $      --           $ 440,000
                                 ========         ==========         =========       =========           =========

Allowance for
  related party loan             $109,672         $       --         $      --       $ 109,672(d)        $       0
                                 ========         ==========         =========       =========           =========

Allowance for investment
  in related party               $643,000         $       --         $      --       $(107,054)(d)       $ 750,054
                                 ========         ==========         =========       =========           =========

----------

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

                                        MEDSTONE INTERNATIONAL, INC.

                                        By:         DAVID V. RADLINSKI
                                            ------------------------------------
                                                    David V. Radlinski
                                                  Chief Executive Officer

Dated:  March 26, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.

                SIGNATURE                                 TITLE
                ---------                                 -----

           DAVID V. RADLINSKI                    Chairman of the Board,
      -----------------------------              Chief Executive Officer
           David V. Radlinski                         and Director
                                              (Principal Executive Officer)

              MARK SELAWSKI                      Chief Financial Officer
      -----------------------------             (Principal Financial and
              Mark Selawski                        Accounting Officer)

             DONALD J. REGAN                            Director
      -----------------------------
             Donald J. Regan

              FRANK R. POPE                             Director
      -----------------------------
              Frank R. Pope

           MICHAEL C. TIBBITTS                          Director
      -----------------------------
           Michael C. Tibbitts

                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
     10.30              Employment Agreement with David Radlinski
     10.31              Employment Agreement with Mark Selawski
     10.32              Employment Agreement with Eva Novotny
     21                 Subsidiaries
     23.1               Consent of Independent Auditors
     27                 Financial Data Schedule