Form 10-Q
period 1999-03-31
MEDSTONE INTERNATIONAL INC/
filed 1999-05-13
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------

                         Commission file number 0-16752

                          MEDSTONE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             66-0439440
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

   100 COLUMBIA, SUITE 100, ALISO VIEJO, CALIFORNIA               92656
--------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:      (949) 448-7700
                                                   -----------------------------

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

                                                                Yes [X]   No [ ]

The number of shares of the Common Stock of the registrant outstanding as of May 6, 1999 was 5,068,032.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                                                         Page No.
                                                                                                         --------
Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets
                    March 31, 1999 (Unaudited) and
                    December 31, 1998                                                                       3

              Condensed Consolidated Statements of Income (Unaudited)
                    Three Months Ended March 31, 1999 and 1998                                              4

              Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                    Three Months Ended March 31, 1999                                                       5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended March 31, 1999 and 1998                                              6

              Notes to Unaudited Condensed Consolidated Financial Statements                                7


Item 2.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              10


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                            13

Item 2.       Changes in Securities                                                                        13

Item 3.       Defaults Upon Senior Securities                                                              13

Item 4.       Submission of Matters to a Vote of Security Holders                                          13

Item 5.       Other Information                                                                            13

Item 6.       Exhibits and Reports on Form 8-K                                                             13

Signatures                                                                                                 14

                          MEDSTONE INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            MARCH 31,            DECEMBER 31,
                                                                                              1999                   1998
                                                                                          ------------           ------------
                                                                                          (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                            $  2,020,272           $  1,128,463
     Short-term investments                                                                 10,431,416             10,494,075
     Accounts receivable, less allowance for doubtful accounts of
           $565,667 and $602,564 in 1999 and 1998, respectively                              3,682,264              3,535,581
     Inventories                                                                             4,300,855              3,595,906
     Deferred tax assets                                                                     1,139,903              1,139,903
     Prepaid expenses and other current assets                                                 368,177                719,598
                                                                                          ------------           ------------

Total current assets                                                                        21,942,887             20,613,526

Property and equipment:
     Lithotripters                                                                           9,242,970              9,054,296
     Equipment                                                                               1,116,785              1,077,352
     Furniture and fixtures                                                                    801,377                788,457
     Leasehold improvements                                                                    147,200                145,007
                                                                                          ------------           ------------
                                                                                            11,308,332             11,065,112
     Less accumulated depreciation and amortization                                         (6,823,033)            (6.362,955)
                                                                                          ------------           ------------
     Net property and equipment                                                              4,485,299              4,702,157
                                                                                          ------------           ------------

Goodwill, net                                                                                3,161,079              3,182,096
Other assets, net                                                                              651,494                651,494
                                                                                          ------------           ------------
                                                                                          $ 30,240,759           $ 29,149,273
                                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    526,558           $    389,589
     Accrued expenses                                                                          569,002                485,108
     Accrued income taxes                                                                      455,113                183,593
     Accrued payroll expenses                                                                  309,532                303,687
     Customer deposits                                                                         164,425                 86,125
     Deferred revenue                                                                          726,071                733,889
                                                                                          ------------           ------------

          Total current liabilities                                                          2,750,701              2,181,991

Deferred tax liabilities                                                                       714,737                714,737
Minority interest                                                                              281,190                319,868

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized, 5,655,132 and
          5,650,505 shares issued and outstanding at
           March 31, 1999 and 1998, respectively                                                22,621                 22,602
     Additional paid-in capital                                                             19,103,990             19,076,104
     Accumulated earnings                                                                   12,310,729             11,778,357
     Accumulated other comprehensive loss                                                         --                   (1,177)
     Treasury stock 587,100 shares at cost at March  31, 1999
          and December 31, 1998, respectively                                               (4,943,209)            (4,943,209)
                                                                                          ------------           ------------

          Total stockholders' equity                                                        26,494,131             25,932,677
                                                                                          ------------           ------------
                                                                                          $ 30,240,759           $ 29,149,273
                                                                                          ============           ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                             1999                 1998
                                                                         -----------          -----------
Revenues:
     Net equipment sales ......................................          $      --            $   697,000
     Procedures, maintenance and management fees ..............            4,767,272            5,023,897
     Interest income ..........................................              136,729              130,792
                                                                         -----------          -----------

         Total revenues .......................................            4,904,001            5,851,689
Costs and expenses:
     Cost of equipment sales ..................................                 --                626,543
     Costs of procedures and maintenance fees .................            2,467,272            2,261,179
     Research and development .................................              323,908              275,439
     Selling ..................................................              351,614              521,290
     General and administrative ...............................              733,405              552,760
     Other (income) expense ...................................               12,896              (88,767)
                                                                         -----------          -----------
     Total costs and expenses .................................            3,889,095            4,148,444
                                                                         -----------          -----------
Income before provision for income taxes ......................            1,014,906            1,703,245
Provision for income taxes ....................................              349,400              598,000
Minority interest in subsidiaries income ......................              133,134              149,129
                                                                         -----------          -----------

Net income ....................................................          $   532,372          $   956,116
                                                                         ===========          ===========
Earnings per share:
         Basic ................................................          $       .11          $       .18
                                                                         ===========          ===========
         Diluted ..............................................          $       .10          $       .18
                                                                         ===========          ===========

Number of shares used in the computation of earnings per share:
         Basic ................................................            5,065,447            5,279,439
                                                                         ===========          ===========
         Diluted ..............................................            5,201,191            5,436,896
                                                                         ===========          ===========


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        COMMON STOCK                                      ACCUMULATED
                                 -------------------------    ADDITIONAL                     OTHER
                                  NUMBER OF                    PAID-IN     ACCUMULATED   COMPREHENSIVE    TREASURY
                                    SHARES        AMOUNT       CAPITAL       EARNINGS    INCOME/(LOSS)      STOCK          TOTAL
                                 -----------   -----------   -----------   -----------   -------------   -----------    -----------
BALANCE AT DECEMBER 31, 1998       5,063,405   $    22,602   $19,076,104   $11,778,357    $    (1,177)   $(4,943,209)   $25,932,677

Common stock options exercised         4,627            19        27,886            --             --             --         27,905

Unrealized gain on short-term
   investments                            --            --            --            --          1,177             --          1,177

Net income                                --            --            --       532,372             --             --        532,372
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 1999
    (UNAUDITED)                    5,068,032   $    22,621   $19,103,990   $12,310,729    $         0    $(4,943,209)   $26,494,131
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                  1999                  1998
                                                                              -----------           -----------
Cash flows from operating activities:
    Net income .....................................................          $   532,372           $   956,116
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization ...............................              481,095               416,154
       Provision for bad debt ......................................                5,000                45,000
       Minority interest in partnerships ...........................              133,134               149,129
       Changes in assets and liabilities:
          Accounts receivable ......................................             (151,683)             (288,146)
          Inventories ..............................................             (704,949)              (96,284)
          Prepaid expenses and other current assets ................              351,421              (310,046)
          Accounts payable and accrued expenses ....................              220,863              (287,987)
          Accrued payroll expenses .................................                5,845                95,329
          Accrued income taxes .....................................              271,520               554,510
          Deferred revenue .........................................               (7,818)               76,945
          Customer deposits ........................................               78,300               (57,699)
          Other, net ...............................................                  188               (92,644)
                                                                              -----------           -----------
Net cash provided by operating activities ..........................            1,215,288             1,160,377
                                                                              -----------           -----------

Cash flows from investing activities:
    Purchase of investments ........................................           (5,296,460)           (5,342,733)
    Sale of investments ............................................            5,360,296             6,805,567
    Purchase of subsidiary .........................................                                         --
    Distribution of minority interest ..............................             (172,000)             (130,000)
    Purchase of property and equipment .............................             (243,220)             (390,272)
    Disposals of property and equipment ............................                   --                    --
                                                                              -----------           -----------
Net cash provided by (used in)  investing activities ...............             (351,384)              942,562
                                                                              -----------           -----------


Cash flows from financing activities:
    Proceeds from issuance of common stock .........................               27,905                24,971
    Purchase of treasury stock .....................................                   --            (1,052,825)
                                                                              -----------           -----------

Net cash provided by (used in) financing activities ................               27,905            (1,027,854)
Net increase in cash and equivalents ...............................              891,809             1,075,085
Cash and equivalents at beginning of period ........................            1,128,463             1,125,009
                                                                              -----------           -----------
Cash and equivalents at end of period ..............................          $ 2,020,272           $ 2,200,094
                                                                              ===========           ===========

Supplemental cash flow disclosures:
   Cash paid during the period for:
     Income taxes ..................................................          $    70,265           $    71,450


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


A.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 1998 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.      COMPREHENSIVE INCOME

        As of January 1, 1999, the Company classifies its securities as held to maturity and does not reflect any difference between reported net income and other comprehensive income.

C.      BUSINESS SEGMENTS

        The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management. The equipment sales segment is not significant.

                                                        THREE MONTHS ENDED
                                                  MARCH 31,             MARCH 31,
                                                     1999                  1998
                                                 -----------           -----------
        Revenues for reportable segment          $ 4,904,001           $ 5,154,689
                                                 ===========           ===========

        Operating income (loss)
                Reportable segment                 1,152,616             1,938,485
                Nonreportable segment               (137,711)             (235,241)
                                                 -----------           -----------
                                                 $ 1,014,905           $ 1,703,245
                                                 ===========           ===========

D.      PER SHARE INFORMATION

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

        The following table sets forth the computation of earnings per share:

                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                     1999                1998
                                                  ----------          ----------
        Numerator: Net income                     $  532,372          $  956,116
                                                  ==========          ==========

        Denominator for weighted
              average shares outstanding           5,065,447           5,279,439
                                                  ==========          ==========

        Basic earnings per share                  $      .11          $      .18
                                                  ==========          ==========

        Effect of dilutive securities:
              Weighted average shares
                 outstanding                       5,065,447           5,279,439
              Stock options                          135,744             157,457
                                                  ----------          ----------

        Denominator for diluted earnings
                 per share                         5,201,191           5,436,896
                                                  ==========          ==========

        Diluted earnings per share                $      .10          $      .18
                                                  ==========          ==========

E.      INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   MARCH 31,         DECEMBER 31,
                                     1999                1998
                                 ------------        ------------
        Raw materials            $  3,082,410        $  2,449,877
        Work in process               309,668             203,540
        Finished goods                908,777             942,489
                                 ------------        ------------
                                 $  4,300,855        $  3,595,906
                                 ============        ============

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

G.      SUBSEQUENT EVENTS

        On April 16, 1999, a wholly-owned subsidiary of the Company, Medstone International, Ltd., purchased certain assets of Creos Ltd. from its liquidator for $165,600 in cash. Creos Ltd. was a supplier of equipment used in the Company's STS-T lithotripter. The Company does not expect a significant impact on revenue or profits due to this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999.


RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

        Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. The Company also offers a line of urology procedure tables as an additional equipment product line. This allows opportunities for bundling the lithotripsy products and urological procedure tables to potential customers. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

        The Company recognized revenue of approximately $4.9 million in the first quarter of 1999 or a 16% decrease compared to $5.9 million in the corresponding period of 1998. Equipment revenues declined by 100% in the first quarter of 1999 compared to the first quarter of 1998 as no units were shipped in 1999, compared to two unit shipments in 1998. No equipment was shipped in the three months ended March 31, 1999 due to delays associated with the introduction of the Company's STS-T transportable lithotripter. The revenue from the Company's maintenance, procedure and fee-for-service activities decreased by 5%, or $257,000, in the first three months of 1999 when compared to the same period of 1998. The decrease is due to declines in maintenance revenue and third party procedure revenues only partially offset by a 2% increase in fee-for-service revenue, even though patient volume increased by 20% in the first quarter of 1999 compared to the same period of the prior year. Pricing pressures for fee-for-service continues to negatively impact revenue growth.

        Cost of sales on equipment sales decreased to 0% of sales in the three months ended March 31, 1999, due to no equipment sales, compared to 90% of sales in the comparable period of 1998. Recurring revenue costs of sales increased to 52% in the first quarter of 1999, compared to 45% in the same period in the prior year due to decreasing per unit revenues and a fixed expense base. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 52% in the first quarter of 1999 compared to 50% in the same period in the prior year due to lower margins.

        Research and development costs increased by 18%, or $48,000 in the first quarter of 1999 compared to the same quarter of 1998 due to increased headcount and materials in connection with completion of the Medstone STS-T transportable lithotripter.

        Sales expenses decreased by $170,000 or 33% in the first quarter of 1999 when compared to the same period of 1998 due to lower commission expenses, travel expenses and lower expenses for focus groups conducted in 1998.

        General and administrative expenses increased by 33%, or $181,000, in the first quarter of 1999 when compared to the first quarter of 1998 due to increased legal expenses associated with the Company's strategic evaluation plan.

        Other (income) expense increased by $102,000 in the three months ended March 31, 1999 when compared to the same period of 1998 as the Company recognized a one-time gain in 1998 from the transaction with joint venture partners to place a unit on the Asian continent.

        Provision for income taxes for the first quarter of 1999 decreased by $249,000, or 42%, representing a lower taxable income and a slightly higher tax rate in the current year compared to the same period in the prior year.

        Minority interest in subsidiaries' income decreased to $133,000 in the three months ended March 31, 1999, compared to $149,000 in the three months ended March 31, 1998 due to lower activity in the Northern Nevada and Southern Idaho operations.

        Liquidity and Capital Resources

        At March 31, 1999, the Company had cash and short-term investments of approximately $12.5 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

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

YEAR 2000 UPDATE

        To date, the Company has transitioned its accounting systems to Year 2000 compliant software and continues to transition additional systems related to manufacturing throughout the second and third quarters of 1999. The Company plans to have all systems implemented and operational by September 30, 1999.

        The Company continues its assessment of customer and vendor compliance to Year 2000 requirements. Questionnaires planned for delivery to customers, vendors and other third parties will be circulated in the second quarter of 1999. The Company plans to complete this process by June 30, 1999, and complete assessment of third parties' Year 2000 state of readiness after receipt of requested responses. No further estimated timetable of remediation is available until responses are given to the Company from these third parties and no assurances can be given that remediation will be completed either on a timely basis or at all.

        All costs of Year 2000 issues have been immaterial to the Company's overall financial position but it is possible future costs of delays and unforseen compliance issues may be material to the future financial condition and results of operations of the Company.


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

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibit and Reports on Form 8-K

        (a)     The following exhibits are included herein:

                (3.3)   Amendment of By-Laws

                (27)    Financial Data Schedule

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







                                       MEDSTONE INTERNATIONAL, INC.
                                       A Delaware corporation




Date: May 13, 1999
                                       /s/ Mark Selawski
                                       -----------------------------------------
                                       Mark Selawski
                                       Chief Financial Officer
                                       (Principal financial and
                                       accounting officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

3.3                           Amendment of By-Laws
27                            Financial Data Schedule