Form 10-K/A
period 1998-12-31
MEDSTONE INTERNATIONAL INC/
filed 1999-05-24
CIK 819939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                                 AMENDMENT NO. 1


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

         Items 10 and 11 of Part III are amended to read in full as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following are the directors of the Company:

NAME                        AGE     PRINCIPAL OCCUPATION
----                        ---     --------------------
David V. Radlinski           54     Chairman of the Board and
                                    Chief Executive Officer of the Company

Frank R. Pope                49     Managing Director
                                    Verdigris Capital

Donald J. Regan              64     Vice President and General Counsel
                                    Kinsell, Newcomb & De Dios, Inc.

Michael C. Tibbitts          51     Vice President
                                    Links Medical Products, Inc.

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

         Mr. Regan is currently the Vice President and General Counsel of Kinsell, Newcomb & De Dios, Inc., a municipal securities investment banking firm. Mr. Regan has practiced securities, municipal finance, nonprofit corporation, real estate, and business transactions law for over thirty years. He has published several articles on securities law and served as a lecturer for the Practicing Law Institute. He specializes in revenue and project finance bonds. He has been a director of the Company since September 1995.

         Mr. Tibbitts is currently Vice President of Links Medical Products, Inc., a medical device manufacturer. From May 1991 to May 1999, he was Vice President of Gulf South Medical Supply, Inc., a medical device manufacturer. Prior to joining that corporation, he was employed for 19 years by Johnson & Johnson in two divisions: Sterile Design (which manufactured and marketed kit packages) and Surgikos (which manufactured and marketed surgical supplies). He has been a director of the Company since May 1996.

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

                          SUMMARY OF COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                              ---------------------------------
                                                  ANNUAL COMPENSATION                 AWARDS            PAYOUTS
                                           --------------------------------   -----------------------   -------
           NAME                                                   OTHER       RESTRICTED   SECURITIES
           AND                                                    ANNUAL        STOCK      UNDERLYING    LTIP       ALL OTHER
        PRINCIPAL                FISCAL    SALARY     BONUS    COMPENSATION    AWARDS(S)    OPTIONS     PAYOUTS   COMPENSATION
        POSITION                  YEAR     ($)(1)      ($)         ($)            ($)        (#)(2)       ($)          ($)
        ---------                ------    ------     -----    ------------   ----------   ----------   -------   ------------
David V. Radlinski                1998     219,135       --        2,426          --       350,000        --          --
Chairman of the Board and         1997     200,300       --           --          --       100,000        --          --
Chief Executive Officer           1996     200,100       --           --          --        50,000        --          --

Mark Selawski                     1998      99,038      300           --          --        80,000        --          --
Chief Financial Officer, Vice     1997      85,833   11,300           --          --        20,000        --          --
President of Finance              1996      85,600       --           --          --        20,000        --          --
and Secretary

Eva Novotny (3)                   1998     120,000      300           --          --        70,000        --          --
Executive Vice President of       1997      25,300       --           --          --        50,000        --          --
Sales and Marketing

------------------
(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1998, 1997 and 1996 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

(2)      Options to acquire shares of Common Stock granted or repriced.

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

         Concurrent with the commencement of this agreement, the exercise prices of Mr. Radlinski's existing stock options to purchase up to 350,000 shares of the Company's Common Stock from $7.13 to $10.63 were reduced to equal $6.375 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Such option agreements were amended to provide that they shall become fully exercisable, regardless of any otherwise applicable vesting requirements,
i) concurrently with any termination of Mr. Radlinski's employment by the Company without "Good Cause" (as defined), or ii) if there is an acquisition of substantially all of the Company's assets or business while he is still employed by the Company and he does not immediately enter into an employment agreement with a buying or surviving party in the transaction (a "change in control").

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

         In addition to the preceding paragraph, if Mr. Radlinski is terminated without Good Cause in the first three years of this agreement, he will become a consultant to the Company for a period of five years following termination at a monthly compensation of $16,500 per month. If he is terminated without Good Cause in the fourth year of this agreement, he will become a consultant to the Company for a period of four years following termination at the same monthly compensation. If he is terminated without Good Cause in the fifth year of this agreement, he will become a consultant to the Company for a period of three years following termination at the same monthly compensation. The Company, during the consulting contract, shall provide term life insurance equivalent to the unpaid amount of the consulting fees as established above, payable to the beneficiary of his designation.

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

         Concurrent with the commencement of these agreements, the exercise prices of Mr. Selawski's existing stock options to purchase up to 80,000 shares of the Company's Common Stock at from $7.13 to $9.68 were reduced to equal $6.375 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Ms. Novotny's existing stock options to purchase up to 70,000 shares of the Company's Common Stock at from $9.68 to $10.68 were reduced to equal $6.375 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Each such option agreement was amended to provide that it shall become fully exercisable, regardless of any otherwise applicable vesting requirements, i) concurrently with any termination of the officer's employment by the Company without Good Cause, or ii) if there is an acquisition of substantially all of the Company's assets or business while such officer is still employed by the Company and he or she does not immediately enter into an employment agreement with a buying or surviving party in the transaction. If the officer is terminated without "Good Cause" or such a change of control occurs within the term of the agreement, a severance payment of two times his or her then current base salary will be due and payable.

STOCK OPTION GRANTS AND REPRICINGS DURING 1998

         The following table provides information related to the stock options that in August 1998 were repriced to the current market value and new options granted in 1998.

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF
                                                                                          STOCK PRICE
                                                                                       APPRECIATION FOR
                                   INDIVIDUAL REPRICINGS AND GRANTS                       OPTION TERM
                       ---------------------------------------------------------     --------------------
                         SHARES      % OF TOTAL
                       UNDERLYING     EMPLOYEE
                        OPTIONS        OPTIONS
                       GRANTED OR    GRANTED OR        EXERCISE
                        REPRICED     REPRICED IN         PRICE        EXPIRATION
       NAME              (#)(1)      FISCAL YEAR     ($/SHARE)(2)        DATE         5%($)      10%($)
       ----            ----------    -----------     ------------     ----------     -------     -------
David V. Radlinski       50,000          5%              6.375          7/26/01      108,375     245,438
                        100,000         10%              6.375          9/25/01      216,750     490,875
                         50,000          5%              6.375          7/23/02      108,375     245,438
                         50,000          5%              6.375           1/9/03      108,375     245,438
                         50,000          5%              6.375          6/10/03      108,375     245,438
                         50,000          5%              6.375          4/15/04      108,375     245,438

Mark Selawski            20,000          2%              6.375          7/26/01       43,350      98,175
                         20,000          2%              6.375          7/23/02       43,350      98,175
                         20,000          2%              6.375          6/10/03       43,350      98,175
                         20,000          2%              6.375          4/15/04       43,350      98,175

Eva Novotny              50,000          5%              6.375         10/15/03      108,375     245,438
                         20,000          2%              6.375          4/15/04       43,350      98,175

----------
(1) The options granted or repriced vest equally over a 60-month period commencing upon the original grant date. The first six months after a grant does not allow exercise of the option for the then vested shares. The options are for a 6-year term, subject to earlier termination in certain events related to termination of employment. The option exercises may be accelerated if there is a termination of employment or an acquisition of substantially all of the Company's assets or business, as described under "Employment Agreements" above. The Compensation Committee retains discretion, subject to the option plans' limits, to modify the terms of outstanding options.

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

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                              OPTIONS AT FY-END (#)          OPTIONS AT FY-END ($)(2)
                     SHARES ACQUIRED        VALUE          ----------------------------    ----------------------------
      NAME           ON EXERCISE (#)    REALIZED ($)(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------   ---------------    ---------------    -----------    -------------    -----------    -------------
David V. Radlinski         --                 --             165,000         185,000         29,700          33,300
Mark Selawski              --                 --              32,000          48,000          5,760           8,640
Eva Novotny                --                 --              14,333          55,667          2,580          10,020

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

COMPENSATION OF DIRECTORS

        The Company currently compensates its outside directors, Messrs. Regan, Tibbitts and Pope, $1,000 per Board meeting for their services, and reimburses all directors for expenses incurred by them in connection with the Company's business. In addition, the Company has agreed to pay a total of $150,000 to the outside directors for their services on the Special Committee of the Board in 1998 and 1999. Of this amount, during 1998 the Company paid Messrs. Pope and Regan $11,000 each and Mr. Tibbitts $8,000. The Special Committee was formed by the Company on November 13, 1998 to evaluate strategic alternatives available to the Company, including potential acquisitions, strategic relationships and sale of all or part of the Company's business.

        Under the Nonemployee Director Stock Option Plan, each new nonemployee director is automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, including certain changes in control based on altered makeups of the Company's Board or shareholders, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date, but will not be initially exercisable until six months after the grant date. The exercise price of each option will equal the fair market value of the underlying Common Stock on the date the option is granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board. Under this plan, Mr. Regan was granted 5,000 shares in September 1995 at $11.88 and Mr. Tibbitts was granted 5,000 shares at $8.63 per share in May 1996. These options were repriced on August 13, 1998 to a price of $6.375.

        As additional compensation, each current nonemployee director of the Company has received an option to purchase up to 15,000 shares of the Company's Common Stock. The options issued to Mssrs. Pope, Tibbitts and Regan were issued in November 1996 and have exercise prices of $6.375 after repricing of the options on August 13, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the Board. Additionally, each such director was granted options, on August 13, 1998, for 4,000 shares at an exercise price of $6.375. These options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/36 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The term of the options are four years, subject to early termination related to the director no longer serving on the Board.

        Subject to certain exceptions set forth in the applicable plan or agreement provisions, the exercisability of the outstanding options held by the nonemployee directors will be accelerated, and the options will thereafter terminate, if there is a reorganization, merger or consolidation as a result of which the Company is not the surviving corporation or the Company's outstanding shares are changed into or exchanged for cash, property or securities not of the Company's issue, or if there is a sale of all or substantially al of the Company's assets. Such accelerations will not apply if appropriate provision is made in the transaction for the assumption of such options by, or the substitution of new options for such options covering the stock of, the surviving, successor or purchasing corporation or its affiliate.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDSTONE INTERNATIONAL, INC.

                                        By:      /s/ David V. Radlinski
                                           -------------------------------------
                                                    David V. Radlinski
                                                 Chief Executive Officer

Dated: May 17, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 17, 1999.

              SIGNATURE                                    TITLE
              ---------                                    -----

        /s/ David V. Radlinski                     Chairman of the Board,
-------------------------------------             Chief Executive Officer
          David V. Radlinski                            and Director
                                               (Principal Executive Officer)


          /s/ Mark Selawski                      Chief Financial Officer
------------------------------------- (Principal Financial and Accounting Officer)
            Mark Selawski


         /s/ Donald J. Regan                              Director
-------------------------------------
           Donald J. Regan


          /s/ Frank R. Pope                               Director
-------------------------------------
            Frank R. Pope


       /s/ Michael C. Tibbitts                            Director
-------------------------------------
         Michael C. Tibbitts