Form 10-Q
period 1999-06-30
MEDSTONE INTERNATIONAL INC/
filed 1999-08-13
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                                 -------------

                                       or

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

The number of shares of the Common Stock of the registrant outstanding as of August 9, 1999 was 5,079,365.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                                     Page No.
                                                                                     --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
                     June 30, 1999 (Unaudited)
                     and December 31, 1998                                              3

         Condensed Consolidated Statements of Operations (Unaudited)
                     Three and Six Months Ended June 30, 1999 and 1998                  4

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                     Six Months Ended June 30, 1999                                     5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Six Months ended June 30, 1999 and 1998                            6

         Notes to Unaudited Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             16

Item 2.  Changes in Securities                                                         16

Item 3.  Defaults Upon Senior Securities                                               16

Item 4.  Submission of Matters to a Vote of Security Holders                           16

Item 5.  Other Information                                                             16

Item 6.  Exhibits and Reports on Form 8-K                                              17

Signatures                                                                             18

                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,          DECEMBER 31,
                                                                               1999                1998
                                                                           ------------        ------------
                                                                           (Unaudited)
                                     ASSETS

Current assets:
      Cash and cash equivalents                                            $  2,869,721        $  1,128,463
      Short-term investments                                                  9,754,536          10,494,075
      Accounts receivable, less allowance for doubtful accounts of
            $576,000 and $603,000 in 1999 and 1998, respectively              3,886,278           3,535,581
      Inventories                                                             4,640,043           3,595,906
      Deferred tax assets                                                     1,139,903           1,139,903
      Prepaid expenses and other current assets                                 551,599             719,598
                                                                           ------------        ------------
Total current assets                                                         22,842,080          20,613,526

Property and equipment:
      Lithotripters                                                           9,244,587           9,054,296
      Equipment                                                               1,446,585           1,077,352
      Furniture and fixtures                                                    826,732             788,457
      Leasehold improvements                                                    147,200             145,007
                                                                           ------------        ------------
                                                                             11,665,104          11,065,112
      Less accumulated depreciation and amortization                         (7,249,998)         (6,362,955)
                                                                           ------------        ------------
      Net property and equipment                                              4,415,106           4,702,157
                                                                           ------------        ------------
Goodwill, net                                                                 3,140,063           3,182,096
Other assets, net                                                               345,959             651,494
                                                                           ------------        ------------
                                                                           $ 30,743,208        $ 29,149,273
                                                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $    700,139        $    389,589
      Accrued expenses                                                          555,335             485,108
      Accrued income taxes                                                       87,355             183,593
      Accrued payroll expenses                                                  387,074             303,687
      Customer deposits                                                          70,619              86,125
      Deferred revenue                                                          802,752             733,889
                                                                           ------------        ------------
            Total current liabilities                                         2,603,274           2,181,991

Deferred tax liabilities                                                        714,737             714,737
Minority interest                                                               266,783             319,868

Stockholders' equity:
      Commonstock - $.004 par value, 20,000,000 shares authorized,
            5,661,466 and 5,650,505 shares issued and outstanding at
            June 30, 1999 and 1998, respectively                                 22,646              22,602
      Additional paid-in capital                                             19,144,344          19,076,104
      Accumulated earnings                                                   12,944,019          11,778,357
      Accumulated other comprehensive loss                                       (9,386)             (1,177)
      Treasury stock 587,100 shares at cost at June 30, 1999
            and December 31, 1998, respectively                              (4,943,209)         (4,943,209)
                                                                           ------------        ------------
            Total stockholders' equity                                       27,158,414          25,932,677
                                                                           ------------        ------------
                                                                           $ 30,743,208        $ 29,149,273
                                                                           ============        ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                  -----------------------   --------------------------
                                                                     1999         1998          1999          1998
                                                                  ----------   ----------   -----------   ------------
Revenues:
       Net equipment sales                                        $1,510,033   $  952,500   $ 1,600,770   $  1,649,500
       Procedure fees,  maintenance
          and fee-for-service                                      4,840,152    5,179,232     9,516,687     10,203,129
       Interest                                                      142,466      136,219       279,195        267,011
                                                                  ----------   ----------   -----------   ------------
           Total revenues                                          6,492,651    6,267,951    11,396,652     12,119,640

Costs and expenses:
       Cost of equipment sales                                       792,398      652,573       852,659      1,279,116
       Costs of  procedures and
          maintenance fees                                         2,265,876    2,174,092     4,672,887      4,435,271
       Research and development                                      377,033      212,395       700,941        487,834
       Selling and marketing                                         698,678      630,108     1,050,292      1,151,398
       General and administrative                                    798,747      464,596     1,532,152      1,017,356
       Other (income) expense                                        320,736       10,736       333,632        (78,031)
                                                                  ----------   ----------   -----------   ------------
           Total costs and expenses                                5,253,468    4,144,500     9,142,563      8,292,944
                                                                  ----------   ----------   -----------   ------------
Income before provision
   for income taxes and minority interest                          1,239,183    2,123,451     2,254,089      3,826,696
Provision for income taxes                                           454,000      749,000       803,400      1,347,000
Minority interest                                                    151,893      179,177       285,027        328,306
                                                                  ----------   ----------   -----------   ------------
Net income                                                        $  633,290   $1,195,274   $ 1,165,662   $  2,151,390
                                                                  ==========   ==========   ===========   ============
Earnings per share:
       Basic                                                      $      .12   $      .23   $       .23   $        .41
                                                                  ==========   ==========   ===========   ============
       Diluted                                                    $      .12   $      .23   $       .22   $        .40
                                                                  ==========   ==========   ===========   ============
Number of shares used in the computation of earnings per share:
       Basic                                                       5,070,143    5,179,950     5,067,796      5,229,694
                                                                  ==========   ==========   ===========   ============
       Diluted                                                     5,221,813    5,310,488     5,211,477      5,341,820
                                                                  ==========   ==========   ===========   ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK                                      ACCUMULATED
                                  ---------------------    ADDITIONAL                       OTHER
                                  NUMBER OF                PAID-IN      ACCUMULATED     COMPREHENSIVE    TREASURY
                                   SHARES       AMOUNT     CAPITAL        EARNINGS      INCOME/(LOSS)      STOCK           TOTAL
                                  ---------     -------   -----------   ------------    -------------   -----------    ------------
BALANCE AT DECEMBER 31, 1998      5,063,405     $22,602   $19,076,104    $11,778,357       $(1,177)     $(4,943,209)   $ 25,932,677

Common stock options exercised       10,961          44        68,240             --            --               --          68,284

Unrealized gain on short-term
   investments                           --          --            --             --         1,177               --           1,177

Effect of foreign currency
   translation loss                      --          --            --             --        (9,386)              --          (9,386)

Net income                               --          --            --      1,165,662            --               --       1,165,662
                                  ---------     -------   -----------    -----------       -------      -----------    ------------
BALANCE AT JUNE 30, 1999
    (UNAUDITED)                   5,074,366     $22,646   $19,144,344    $12,944,019       $(9,386)     $(4,943,209)   $ 27,158,414
                                  =========     =======   ===========    ===========       =======      ===========    ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                1999             1998
                                                                            -----------     ------------
Cash flows from operating activities:
      Net income                                                            $ 1,165,662     $  2,151,390
      Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                       970,021          929,917
            Minority interest in partnership                                    285,027          328,307
            Provision for doubtful accounts                                      15,000           60,000
            Provision for investment writedown                                  300,000               --
        Changes in assets and liabilities:
            Accounts receivable                                                (365,697)      (1,456,798)
            Inventories                                                        (928,210)        (401,684)
            Prepaid expenses and other current assets                           167,999           14,081
            Accounts payable and accrued expenses                               448,658         (188,189)
            Accrued income taxes                                                (96,238)         752,283
            Deferred revenue                                                     68,863           72,866
            Other, net                                                           (3,663)           2,373
                                                                            -----------     ------------
                     Net cash provided by operating activities                2,027,422        2,264,546
                                                                            -----------     ------------
Cash flows from investing activities:
            Purchase of marketable securities                                (7,769,392)     (10,776,179)
            Sale of marketable securities                                     8,510,108       12,279,958
            Purchase of subsidiary                                             (165,600)              --
            Investments in other entities                                            --         (392,369)
            Distribution of minority interest                                  (338,300)        (358,000)
            Purchase of property and equipment                                 (614,969)      (1,148,820)
            Disposals of property and equipment                                  23,705           46,416
                                                                            -----------     ------------
                     Net cash used in investing activities                     (354,448)        (348,994)
                                                                            -----------     ------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                           68,284           26,873
Purchase of treasury stock                                                           --       (2,100,519)
Stock purchase note payment                                                          --          134,800
                                                                            -----------     ------------
                     Net cash provided by/(used in) financing activities         68,284       (1,938,846)
                                                                            -----------     ------------
Net increase/(decrease) in cash and equivalents                               1,741,258          (23,294)
Cash and equivalents at beginning of period                                   1,128,463        1,125,009
                                                                            -----------     ------------
Cash and equivalents at end of period                                       $ 2,869,721     $  1,101,715
                                                                            ===========     ============
Supplemental cash flow disclosures:
Cash paid during the period for:
                     Income taxes                                           $   892,023     $    752,883


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

A.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 1999 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

         On April 16, 1999, a wholly-owned subsidiary of the Company, Medstone International, Ltd., purchased certain assets of Creos Ltd., a former supplier of the Company, from its liquidator for $165,000 in cash. The Company does not expect a significant impact on revenue or profits due to these operations.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.       ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of other comprehensive loss are as follows:

                                                                  UNREALIZED
                                                   CURRENCY        GAINS ON
                                                  TRANSLATION    AVAILABLE-FOR-
                                                   ADJUSTMENT   SALE SECURITIES      TOTAL
                                                  -----------   ---------------     -------
          Balance at December 31, 1998              $     0         $(1,177)        $(1,177)
          Currency translation adjustments           (9,386)             --          (9,386)
          Unrealized gains on available-for-
               sale securities                           --           1,177           1,177
                                                    -------         -------         -------
          Balance at June 30, 1999                  $(9,386)        $     0         $(9,386)
                                                    =======         =======         =======

         The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

         The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

C.       BUSINESS SEGMENTS

         The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       -------------------------------     -------------------------------
                                       JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                       -------------     -------------     -------------     -------------
          Revenue:
            Equipment sales              $1,510,033       $   952,500       $ 1,600,770       $  1,649,500
            Fees for procedures,
               maintenance and
               management                 4,982,618         5,315,451         9,795,882         10,470,140
                                         ----------       -----------       -----------       ------------
                                         $6,492,651       $ 6,267,951       $11,396,652       $ 12,119,640
                                         ==========       ===========       ===========       ============
          Operating income (loss):
             Equipment sales             $  226,025       $     2,942       $   118,790       $   (232,300)
             Fees for procedures,
                maintenance and
                management                1,013,158         2,120,509         2,135,299          4,058,996
                                         ----------       -----------       -----------       ------------
                                         $1,239,183       $ 2,123,451       $ 2,254,089       $  3,826,696
                                         ==========       ===========       ===========       ============

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

         The following table sets forth the computation of earnings per share:

                                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              ---------------------------    -------------------------
                                                  1999           1998           1999           1998
                                               ----------     ----------     ----------     ----------
          Numerator: Net income                $  633,290     $1,195,274     $1,165,662     $2,151,390
                                               ==========     ==========     ==========     ==========

          Denominator for weighted
              average shares outstanding        5,070,143      5,179,950      5,067,796      5,229,694
                                               ==========     ==========     ==========     ==========

          Basic earnings per share             $      .12     $      .23     $      .23     $      .41
                                               ==========     ==========     ==========     ==========
          Effect of dilutive securities:
                  Weighted average shares
                       outstanding              5,070,143      5,179,950      5,067,796      5,229,694

          Stock options                           151,670        130,538        143,681        112,126
                                               ----------     ----------     ----------     ----------
          Denominator for diluted earnings
                      per share                 5,221,813      5,310,488      5,211,477      5,341,820
                                               ==========     ==========     ==========     ==========

          Diluted earnings per share           $      .12     $      .23     $      .22     $      .40
                                               ==========     ==========     ==========     ==========

         Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.       INVENTORIES

         At June 30, 1999 and December 31, 1998, inventories consisted of the following:

                               JUNE 30,      DECEMBER 31,
                                 1999           1998
                              ----------     -----------
          Raw materials       $3,191,885     $2,449,877
          Work in process        545,174        203,540
          Finished goods         902,984        942,489
                              ----------     ----------
                              $4,640,043     $3,595,906
                              ==========     ==========

F.       CONTINGENCIES

         From time to time, the Company is subject to legal actions and claims for personal injuries or property damage related to patients who use its products. The Company has obtained a liability insurance policy providing coverage for product liability and other claims. Management does not believe that the resolution of any current proceedings will have a material financial impact on the Company or the condensed consolidated financial statements.

G.       SUBSEQUENT EVENTS

         Sale of Cardiac Science Stock

         Starting July 14, 1999 over several days the Company sold 55,105 shares of its holdings of Cardiac Science, Inc., for gross proceeds of approximately $244,000 in cash. The Company still holds 491,667 shares of Cardiac Science, Inc. and warrants for another 87,500 shares.

         Stock Repurchase Plan

         On August 3, 1999 the Company announced a stock repurchase plan of up to 500,000 shares of its Common Stock. As of August 10, 1999, 5,000 shares have been repurchased at an aggregate cost of $30,674. Under all of the Company's stock repurchase programs a total of 592,100 shares have been repurchased at a total cost of $4,973,883.

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

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

         Medstone manufactures, markets and maintains lithotripters including its flagship Medstone STS and its newly introduced Medstone STS-T, and continues to expand its Fee-for-service Program to supply lithotripsy equipment to providers on a per procedure basis. The Company also offers a line of urology procedure tables and x-ray imaging products as additional product lines. This allows opportunities for bundling the lithotripsy products and other equipment to potential customers. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

         Medstone currently offers lithotripsy procedures using 15 mobile and 2 transmobile systems along with 2 fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

RESULTS OF OPERATIONS

Three months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         The Company recognized revenue of $6.5 million in the second quarter of 1999 or a 3.5% increase compared to $6.3 million in the same period of 1998. Equipment and equipment upgrades increased by 59% due to the shipment of four of the Company's new STS-T transmobile lithotripsy units and one equipment upgrade in the second quarter of 1999, compared to two Medstone STS systems and one upgrade in the comparable quarter of 1998. Offsetting this increase in the equipment revenue was a decrease in the revenues from the Company's fee-for-service activities as patient volume on the Company's fee-for-service units increased by 5% but the average revenue per patient fell by 10%, when comparing the second quarter of 1999 to the same period of 1998. Price competition has increased in 1999 due to technology changes of the lithotripsy service business. Maintenance and procedure fees also declined as the patient volume of customer owned equipment decreased by 4% in the second quarter of 1999 compared to the second quarter of 1998, and the service revenues decreased due to lower service contract renewal rates.

         Interest income increased by 5% in the second quarter of 1999 compared to the same period of 1998 due to a higher average invested balance partially offset by a lower yield on current investments.

         Cost of sales on equipment and equipment upgrades decreased to 52 % of sales in the three months ended June 30, 1999, compared to 69% of sales in the comparable period of the prior year due to the new STS-T lower cost structure when compared to the STS unit, even though one-time introduction costs were incurred with the first shipments of the STS-T. Recurring revenue cost of sales increased to 47% in the three months ended June 30, 1999, compared to 42% in the comparable period of 1998 due to higher costs of providing new forms of fee-for-service mobile lithotripsy and the maintenance of additional units placed in service. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 48% in the second quarter of 1999 compared to 47% in the second quarter of 1998.

         Research and development costs increased by $165,000 or 78% in the three months ended June 30, 1999 compared to the same period of 1998 due to costs associated with certification and compliance testing of the STS-T and the costs associated with the development of the Company's new transportable urology table.

         Selling and marketing expenses increased by 11%, or $69,000 due to higher commission expenses on higher equipment revenue and trade show costs for displaying the STS-T at the annual American Urological Association meeting.

         General and administrative expenses increased by $334,000 or 72% in the second quarter of 1999 when compared to the second quarter of 1998 due to the costs associated with the Company's strategic planning process, legal fees and additional costs of the operations of Medstone International, Ltd.

         Other (income) expense increased by $310,000 in the second quarter of 1999 compared to the same period in the prior year due to the expense associated with the writedown of an equity investment in a vendor to the Company.

         Provision for income taxes for the second quarter of 1999 decreased by $295,000 from the same period in the prior year due to a 42% decrease in operating profit.

         Minority interest in subsidiaries' income decreased to $152,000 in the second quarter of 1999 compared to $179,000 in the three months ended June 30, 1998, due to lower activity in the partnership operations.

Six months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         The Company recognized revenue of $11.4 million in the six months ended June 30, 1999, or a 6% decrease compared to $12.1 million in the corresponding period of 1998. Equipment and equipment upgrade revenues decreased by 3% due to a lower average per unit sales price on shipments of four units in both the six months ended June 30, 1999 and June 30, 1998, with STS-T units shipped in 1999 and STS units shipped in 1998. Revenue from procedures, maintenance and management fees decreased by 7% in the six months ended June 30, 1999 compared to the same period of the prior year due to a decrease in the revenue per procedure, even though the number of patients treated on the Company owned lithotripters increased by 14 % in the current year. The Company experienced lower maintenance revenue and lower spare part shipments in the current year when compared to the prior year.

         Interest income increased by 5% in the first six months of 1999 compared to the first six months of 1998 due to a higher average invested balance but a lower yield on current investments.

         Cost of sales on equipment and equipment upgrades decreased to 53 % of sales in the six months ended June 30, 1999, compared to 78% of sales in the comparable period of the prior year due to the lower cost structure of the STS-T when compared to the STS unit. Recurring revenue cost of sales increased to 49% in the six months ended June 30, 1999, compared to 43% in the comparable period of 1998 due to higher costs for additional fee-for-service equipment and additional staff to service the mobile routes in service. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 50% in the first half of 1999 compared to 48% in the first half of 1998.

         Research and development costs increased by 44%, or $213,000, in the six months ended June 30, 1999 compared to the same period of 1998 due to costs associated with evolution expenses of the STS-T and the costs associated with the development of the Company's new transportable urology table.

         Selling and marketing expenses decreased by 9%, or $101,000 due to lower consulting expenses, lower travel expenses and lower overall marketing expenses.

         General and administrative expenses increased by $515,000 or 51% in the six months ended June 30,1999 when compared to the same period in 1998 due to the costs associated with the Company's strategic planning process, legal fees and headcount attributable to the operations of Medstone International, Ltd.

         Other (income) expense increased by $412,000 in the first six months of 1999 compared to the same period in the prior year due to the expense associated with the writedown of an equity investment in a vendor to the Company, and 1998's gain on a joint venture sale.

         Provision for income taxes for the six months ended June 30,1999 decreased by $544,000 from the same period in the prior year due to a 41% decrease in operating profit.

         Minority interest in subsidiaries' income decreased to $285,000 in the first half of 1999 compared to $328,000 in the six months ended June 30, 1998, due to lower activity in the partnership operations.

Liquidity and Capital Resources

         At June 30, 1999, the Company had cash and short-term investments of approximately $12.6 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

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

         The Company continues its assessment of customer and vendor compliance to Year 2000 requirements. Questionnaires were delivered to customers, vendors and other third parties during the second quarter of 1999 and responses by the vendors received to date indicate compliance with Year 2000 readiness. No assurances can be given that unforseen remediation will be completed either on a timely basis or at all.

         All costs of Year 2000 remediation have been immaterial to the Company's overall financial position but it is possible that future costs of delays and unforseen compliance issues may be material to the future financial condition and results of operations of the Company.

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

         (a) The annual meeting of stockholders of the Company was held on June 24, 1999.

         (b) The election of four board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

                         NAME              FOR         WITHHELD
                         ----              ---         --------
                  David V. Radlinski     4,033,889     619,399
                  Frank R. Pope          4,033,889     619,399
                  Donald John Regan      4,033,889     619,399
                  Michael C.Tibbitts     4,033,889     619,399

                  The ratification of the appointment of Ernst & Young, LLP as independent accountants of the Company for the year ending December 31, 1999.

                  For         4,622,669
                  Against         5,720
                  Abstain        24,899

Item 5.  Other Information

         None

Itemv 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  (3.2)       Restated and Amended ByLaws of the Company
                  (27)        Financial Data Schedule

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

                                         MEDSTONE INTERNATIONAL, INC.
                                         A Delaware corporation

Date:  August 12, 1999                   /s/ Mark Selawski
                                         ---------------------------------------
                                         Mark Selawski
                                         Chief Financial Officer
                                         (Principal financial and
                                          accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------
  3.2           Restated and Amended ByLaws of the Company
 27             Financial Data Schedule