Form 10-Q
period 1999-09-30
MEDSTONE INTERNATIONAL INC/
filed 1999-11-10
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1999
                               -------------------------------------------------

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

The number of shares of the Common Stock of the registrant outstanding as of November 2, 1998 was 4,822,292.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
                  September 30, 1999 (Unaudited)
                  and December 31, 1998                                        3

         Condensed Consolidated Statements of Income (Unaudited)
                  Three and Nine Months Ended September 30, 1999 and 1998      4

         Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                  Nine Months Ended September 30, 1999                         5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months ended September 30, 1999 and 1998                6

         Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

                          MEDSTONE INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1999            1998
                                                                     ------------    ------------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $  2,959,159    $  1,128,463
     Short-term investments                                             9,790,276      10,494,075
     Accounts receivable, less allowance for doubtful accounts of
         $591,000 and $603,000 in 1999 and 1998, respectively           3,577,206       3,535,581
     Inventories                                                        4,903,878       3,595,906
     Deferred tax assets                                                1,139,903       1,139,903
     Prepaid expenses and other current assets                            653,441         719,598
                                                                     ------------    ------------
Total current assets                                                   23,023,863      20,613,526

Property and equipment:
     Lithotripters                                                     10,320,632       9,054,296
     Equipment                                                          1,433,466       1,077,352
     Furniture and fixtures                                               837,747         788,457
     Leasehold improvements                                               147,200         145,007
                                                                     ------------    ------------
                                                                       12,739,045      11,065,112
     Less accumulated depreciation and amortization                    (7,746,032)     (6,362,955)
                                                                     ------------    ------------
      Net property and equipment                                        4,993,013       4,702,157
                                                                     ------------    ------------

Goodwill, net                                                           3,119,046       3,182,096
Other assets, net                                                         442,196         651,494
                                                                     ------------    ------------
                                                                     $ 31,578,118    $ 29,149,273
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $    694,508    $    389,589
     Accrued expenses                                                     567,003         485,108
     Accrued income taxes                                                 346,670         183,593
     Accrued payroll expenses                                             321,748         303,687
     Customer deposits                                                         --          86,125
     Deferred revenue                                                     861,149         733,889
                                                                     ------------    ------------
         Total current liabilities                                      2,791,078       2,181,991

Deferred tax liabilities                                                  714,737         714,737
Minority interest                                                         292,927         319,868

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized,
         5,666,665 and5,650,505 shares issued and outstanding at
          September 30, 1999 and December 31, 1998, respectively           22,666          22,602
     Additional paid-in capital                                        19,174,666      19,076,104
     Accumulated earnings                                              14,125,661      11,778,357
     Accumulated other comprehensive loss                                  (1,790)         (1,177)
     Treasury stock 677,600 shares at cost at September  30, 1999
         and 587,100 shares at cost at December 31, 1998               (5,541,827)     (4,943,209)
                                                                     ------------    ------------

         Total stockholders' equity                                    27,779,376      25,932,677
                                                                     ------------    ------------
                                                                     $ 31,578,118    $ 29,149,273
                                                                     ============    ============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                       -------------------------   --------------------------
                                                           1999          1998          1999           1998
                                                       -----------    ----------   -----------   ------------
Revenues:
    Net equipment sales ............................   $ 1,435,990    $  495,000   $ 3,036,760   $  2,144,500
    Procedures, maintenance fees and fee-for-service     4,842,232     5,633,029    14,358,919     15,836,159
    Interest income ................................       161,412       135,298       440,607        402,309
                                                       -----------    ----------   -----------   ------------
    Total revenues .................................     6,439,634     6,263,327    17,836,286     18,382,968

Costs and expenses:
    Cost of equipment sales ........................       868,702       621,687     1,788,506      1,900,803
    Costs of procedures and
         maintenance fees ..........................     2,398,713     2,217,078     7,004,455      6,652,349
    Research and development .......................       389,015       243,049     1,089,956        730,883
    Selling ........................................       452,849       422,249     1,503,141      1,573,647
    General and administrative .....................       434,562       505,516     1,966,714      1,522,872
    Goodwill amortization ..........................        21,017        21,017        63,050         63,050
    Other (income) expense .........................      (209,010)       22,080        82,589        (97,984)
                                                       -----------    ----------   -----------   ------------
    Total costs and expenses .......................     4,355,848     4,052,676    13,498,411     12,345,620
                                                       -----------    ----------   -----------   ------------
Income before provision for income taxes ...........     2,083,786     2,210,651     4,337,875      6,037,348
Provision for income taxes .........................       758,000       797,000     1,561,400      2,144,000
Minority interest ..................................       144,144       140,556       429,171        468,862
                                                       -----------    ----------   -----------   ------------
Net income .........................................   $ 1,181,642    $1,273,095   $ 2,347,304   $  3,424,486
                                                       ===========    ==========   ===========   ============

Earnings per share:
    Basic ..........................................   $       .23    $      .25   $       .46   $        .66
                                                       ===========    ==========   ===========   ============
    Diluted ........................................   $       .23    $      .25   $       .45   $        .65
                                                       ===========    ==========   ===========   ============
Number of shares used in the computation
  of earnings per share:
    Basic ..........................................     5,030,765     5,124,050     5,055,451      5,194,480
                                                       ===========    ==========   ===========   ============
    Diluted ........................................     5,083,973     5,177,086     5,170,456      5,305,554
                                                       ===========    ==========   ===========   ============



                                              See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK                                   ACCUMULATED
                                  --------------------   ADDITIONAL                    OTHER
                                  NUMBER OF               PAID-IN      ACCUMULATED  COMPREHENSIVE    TREASURY
                                   SHARES      AMOUNT     CAPITAL       EARNINGS    INCOME/(LOSS)      STOCK           TOTAL
                                  ---------    -------   -----------   -----------  -------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998      5,063,405    $22,602   $19,076,104   $11,778,357     $(1,177)     $(4,943,209)   $ 25,932,677

Common stock options exercised       16,160         64        98,562            --          --               --          98,626

Treasury stock repurchased          (90,500)        --            --            --          --         (598,618)       (598,618)

Unrealized gain on short-term
   investments                           --         --            --            --       1,177               --           1,177

Effect of foreign currency
   translation loss                      --         --            --            --      (1,790)              --          (1,790)

Net income                               --         --            --     2,347,304          --               --       2,347,304
                                 ----------    -------   -----------   -----------     -------      -----------    ------------
BALANCE AT SEPTEMBER 30, 1999
    (UNAUDITED)                   4,989,065    $22,666   $19,174,666   $14,125,661     $(1,790)     $(5,541,827)   $ 27,779,376
                                 ==========    =======   ===========   ===========     =======      ===========    ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from operating activities:
     Net income                                                     $  2,347,304    $  3,424,486
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
             Depreciation and amortization                             1,487,072       1,435,777
             Minority interest in partnership                            429,171         468,862
             Provision for  doubtful accounts                             30,000          75,000
             Provision for investment write down                         300,000              --
             Changes in assets and liabilities:
                 Accounts receivable                                     (71,625)       (980,353)
                 Inventories                                          (1,192,045)       (304,949)
                 Prepaid expenses and other current assets                66,157          10,573
                 Accounts payable and accrued expenses                   404,875         (88,190)
                 Accrued income taxes                                    163,077       1,108,441
                 Deferred revenue                                        127,260        (254,483)
                 Customer deposits                                       (86,125)        (94,074)
                 Other, net                                                7,696           4,674
                                                                    ------------    ------------

         Net cash provided by operating activities                     4,012,817       4,805,764
                                                                    ------------    ------------

 Cash flows from investing activities:
     Purchase of marketable securities                               (20,031,931)    (16,140,915)
     Sale of marketable securities                                    20,736,907      17,591,896
     Purchase of subsidiary                                             (165,600)             --
     Distribution of minority interest                                  (456,300)       (467,369)
     Investment in other entities                                       (100,000)       (470,800)
     Purchase of property and equipment                               (1,688,910)     (1,239,134)
     Disposals of property and equipment                                  23,705          45,864
                                                                    ------------    ------------

             Net cash provided by (used in) investing activities      (1,682,129)       (680,458)
                                                                    ------------    ------------

 Cash flows from financing activities:
     Proceeds from issuance of common stock                               98,626          43,373
     Purchase of Treasury Stock                                         (598,618)     (2,573,775)
     Stock purchase note payment                                              --         134,800
                                                                    ------------    ------------

             Net cash provided by (used in) financing activities        (499,992)     (2,395,602)
                                                                    ------------    ------------

 Net increase (decrease) in cash and cash equivalents                  1,830,696       1,729,704
 Cash and cash equivalents at beginning of period                      1,128,463       1,125,009
                                                                    ------------    ------------
 Cash and cash equivalents at end of period                         $  2,959,159    $  2,854,713
                                                                    ============    ============
 Supplemental cash flow disclosures: Cash paid during
   the period for:
     Income taxes                                                   $  1,395,122    $  1,198,309
     Interest                                                       $          0    $          0

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

A.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 1999 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 1999. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year.

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

B.       ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows:

                                                                  UNREALIZED
                                                    CURRENCY       GAINS ON
                                                   TRANSLATION   AVAILABLE-FOR-
                                                   ADJUSTMENT    SALE SECURITIES     TOTAL
                                                   -----------   ---------------     -----
            Balance at December 31, 1998             $     0        $(1,177)       $(1,177)
            Currency translation adjustments          (1,790)            --         (1,790)
            Unrealized gains on available-for-
                 sale securities                          --          1,177          1,177
                                                     -------        -------        -------
            Balance at September 30, 1999            $(1,790)       $     0        $(1,790)
                                                     =======        =======        =======

         The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

         The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided

         For the three months ended September 30, 1999 and 1998, total comprehensive income was $1,189,238 and $1,280,091, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive income was $2,346,691 and $3,430,568, respectively.

3.       BUSINESS SEGMENTS

         The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER                    SEPTEMBER
                                       -------------------------    --------------------------
                                          1999           1998           1999           1998
                                       ----------   ------------    -----------   ------------
            Revenue:
              Equipment sales          $1,435,990   $    495,000    $ 3,036,760   $  2,144,500
              Fees for procedures,
                 maintenance and
                 management             5,003,644      5,768,327     14,799,526     16,238,468
                                       ----------   ------------    -----------   ------------
                                       $6,439,634   $  6,263,327    $17,836,286   $ 18,382,968
                                       ==========   ============    ===========   ============

            Operating income (loss):
               Equipment sales         $  231,846   $   (167,102)   $   350,605   $   (399,401)
               Fees for procedures,
                  maintenance and
                  management            1,851,940      2,377,753      3,987,270      6,436,749
                                       ----------   ------------    -----------   ------------
                                       $2,083,786   $  2,210,651    $ 4,337,875   $  6,037,348
                                       ==========   ============    ===========   ============

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

         The following table sets forth the computation of earnings per share:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
            Numerator: Net income              $1,181,642   $1,273,095   $2,347,304   $3,424,486
                                               ==========   ==========   ==========   ==========
            Denominator for weighted
                average shares outstanding      5,030,765    5,124,050    5,055,451    5,194,480

            Basic earnings per share           $      .23   $      .25   $      .46   $      .66
                                               ==========   ==========   ==========   ==========
            Effect of dilutive securities:
                     Weighted average shares
                           outstanding          5,030,765    5,124,050    5,055,451    5,194,480
                     Stock options                 53,208       53,036      115,005      111,074
                                               ----------   ----------   ----------   ----------

            Denominator for diluted earnings
                     per share                  5,083,973    5,177,086    5,170,456    5,305,554
                                               ==========   ==========   ==========   ==========

            Diluted earnings per share         $      .23   $      .25   $      .45   $      .65
                                               ==========   ==========   ==========   ==========

         Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.       INVENTORIES

         At September 30, 1999 and December 31, 1998, inventories consisted of the following:

                                 SEPTEMBER 30,    DECEMBER 31,
                                     1999             1998
                                 -------------    ------------
            Raw materials         $3,290,534       $2,449,877
            Work in process          435,440          203,540
            Finished goods         1,177,904          942,489
                                  ----------       ----------
                                  $4,903,878       $3,595,906
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

G.       STOCK REPURCHASE PLAN

         On August 3, 1999 the Company announced a stock repurchase plan of up to 500,000 shares of its Common Stock. As of September 30, 1999, 90,500 shares have been repurchased at an aggregate cost of $598,618. Under all of the Company's stock repurchase programs a total of 677,600 shares have been repurchased at a total cost of $5,541,827. Additionally, from September 30, 1999 through November 4, 1999, the Company has repurchased an additional 177,250 shares at an aggregate cost of $1,169,032.

H.       SUBSEQUENT EVENTS

         Purchase of Zenith Medical Systems, Ltd.

         During October 1999, the Company purchased the outstanding shares of Zenith Medical Systems, Ltd., located in Manchester, England for approximately $858,000 cash. Zenith sells and services high-end imaging equipment in England.

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

         As of September 30, 1999, Medstone offers lithotripsy procedures using 15 mobile and 7 transmobile systems along with 2 fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         The Company recognized revenue of $6.4 million in the third quarter of 1999 or an increase of 3% compared to $6.3 million in the corresponding period of 1998. Equipment and equipment upgrade revenues increased by 190% due to increased unit shipments, with four STS-T units shipped in the third quarter of 1999, when compared to one unit shipped in the comparable period of 1998. Offsetting this increase, the revenues from the Company's maintenance, procedure and fee-for-service activities decreased by 14% in the third quarter of 1999 compared to the same period of 1998, due to a decrease of 9% in patient volume on company-owned lithotripters and a decrease in average unit revenue. Maintenance fees also decreased due to lower contract renewals.

         Interest income increased by 19% in the three months ended September 30, 1999 compared to the same period in 1998 due to higher average invested balances, and higher interest yields.

         Cost of sales on equipment and equipment upgrade sales decreased to 60% of sales in the three months ended September 30, 1999, compared to 125% of sales in the comparable period of the prior year due the prior year's costs of equipment and installation of a foreign unit. Recurring revenue costs of sales increased to 50% in the three months ended September 30, 1999 compared to 39% in the three months ended September 30, 1998 due to additional expenses of placing six fee-for-service units and lower utilization of equipment as volume declined. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 52% in the third quarter of 1999 compared to 46% in the third quarter of 1998.

         Research and development costs increased by $146,000 or 60% in the third quarter of 1999 compared to the same period in the prior year due to the costs associated with development of new urology products.

         Selling and marketing expenses increased by $31,000, or 7% in the third quarter of 1999 when compared to 1998 due to increased advertising and trade show expenses for the introduction of the STS-T transportable lithotripter.

         General and administrative expenses decreased by $71,000, or 14% in the third quarter of 1999 when compared to the third quarter of 1998 due to reductions in legal expenses for actions against the Company and lower consulting expenses.

         Other (income) expenses was $209,000 in the third quarter of 1999 compared to the same period of 1998 due to a gain on sales of securities of Cardiac Science, Inc. held by the Company.

         Provision for income taxes for the third quarter of 1999 decreased by $39,000, or 5% representing a lower taxable income when compared to the same period in the prior year.

         Minority interest in subsidiaries' income increased slightly to $144,000 in the third quarter of 1999, compared to $141,000 in the three months ended September 30, 1998, due to similar results in the Northern Nevada and Southern Idaho operations.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         The Company recognized revenue of $17.8 million in the nine months ended September 30, 1999, or a 3% decrease compared to $18.4 million in the corresponding period of 1998. Equipment and equipment upgrade revenues increased by 42% due to shipment of eight units and one upgrade in the first nine months of 1999, compared to five units and one upgrade in the same period of 1998. Recurring revenue from maintenance, procedure and fee-for-service activities decreased by 9% in the first nine months of 1999 when compared to the same period of the prior year due primarily to a 2% decrease in the number of patients treated and lower average revenue per treatment.

         Interest income increased by 10% in the nine months ended September 30, 1999 compared to the same period in 1998 due to higher average invested balances, and a mix of higher yield investments.

         Cost of sales on equipment and equipment upgrade sales decreased to 59% of sales in the nine months ended September 30, 1999, compared to 89% of sales in the comparable period of the prior year due to lower overhead and material costs on new domestic shipments. Recurring revenue costs of sales increased to 49% in the nine months ended September 30, 1999, compared to 42% in the same period in the prior year due to lower per patient revenue and expenses associated with the introduction of additional fee-for-service equipment. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 51% in the first nine months of 1999 compared to 47% in the first nine months of 1998.

         Research and development costs increased by 49%, or $359,000 in the first nine months of 1999 compared to the same period of 1998 due to higher payroll expenses from expanded headcount and project expenses used to further the Company's efforts on new lithotripsy products and development costs of other urology related products.

         Sales and marketing expenses decreased by $71,000 or 4% in the nine months ended September 30, 1999 compared to the same period of 1998 due to lower consulting expenses, lower meeting expense and lower international travel expenses.

         General and administrative expenses increased by $444,000, or 29% in the first nine months of 1999 when compared to the first nine months of 1998 due to higher payroll and staffing levels for the Medstone International, Ltd. subsidiary and increased legal expenses due to several actions against the Company.

         Other (income) expenses increased by $181,000 in the nine months ended September 30, 1999 when compared to the same period of 1998 due to a net expense for 1999's write down of an investment partially offset by a gain in the sale of Cardiac Science, Inc. securities versus a gain from a transaction with a joint venture in 1998.

         Provision for income taxes for the first nine months of 1999 represents a 27% decrease in taxable income when compared to the first nine months of 1998 along with a slightly higher effective tax rate.

         Minority interest in subsidiaries' income decreased to $429,000 in the nine months ended September 30, 1999, compared to $469,000 in the nine months ended September 30, 1998 due to a slight decline in the activities in the Northern Nevada and Southern Idaho operations.

Liquidity and Capital Resources

         At September 30, 1999, the Company had cash and short-term investments of approximately $12.7 million. These funds were generated from continuing operating activities and from the Company's initial public offering in September 1988.

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

YEAR 2000

YEAR 2000 UPDATE

         To date, the Company has transitioned its accounting and manufacturing systems to Year 2000 compliant software and will continue to monitor other non-critical systems throughout the remainder of 1999.

         The Company continues to monitor additional assessment of customer and vendor compliance to Year 2000 requirements. Questionnaires were delivered to customers, vendors and other third parties during the second quarter of 1999 and responses by the vendors received to date indicate compliance with Year 2000 readiness. No assurances can be given that unforseen remediation will be completed either on a timely basis or at all.

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

                                          MEDSTONE INTERNATIONAL, INC.
                                          A Delaware corporation



         Date: November 10, 1999          /s/ Mark Selawski
                                          --------------------------------------
                                          Mark Selawski
                                          Chief Financial Officer
                                          (Principal financial and
                                          accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
  27        Financial Data Schedule