Form 10-K
period 1999-12-31
MEDSTONE INTERNATIONAL INC/
filed 2000-03-29
CIK 819939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
 No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [ ]

      The number of shares of the Common Stock of the registrant outstanding as of March 1, 2000 was 4,622,692. The number of shares of voting and non-voting Common Stock held by non-affiliates on such date was 4,517,964 with an approximate aggregate market value of $30,496,257.

================================================================================

                                TABLE OF CONTENTS




                                                                                                            Page
           Item Number and Caption                                                                         Number
           -----------------------                                                                         ------
PART I

    Item 1.     Business..................................................................................    1
    Item 2.     Properties................................................................................    8
    Item 3.     Legal Proceedings.........................................................................    9
    Item 4.     Submission of Matters to a Vote of Security Holders.......................................    9


PART II

    Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters.........................................................   10
    Item 6.     Selected Financial Data...................................................................   11
    Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................   12
    Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................   15
    Item 8.     Financial Statements and Supplementary Data...............................................   15
    Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................   15


PART III

    Item 10.    Directors and Executive Officers of the Registrant........................................   16
    Item 11.    Executive Compensation....................................................................   18
    Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management...................................................................   22
    Item 13.    Certain Relationships and Investments.....................................................   24


PART IV

    Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.................................................................   25


                                      - I -

                                     PART I


ITEM 1.     BUSINESS

INTRODUCTION

    Medstone International, Inc., (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company, as a manufacturer of capital medical devices, has vertically integrated by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers lithotripsy services both in the United States and internationally on a fee-per-procedure basis in both the fixed and mobile environment. Medstone intends to expand efforts to grow this medical service side of its business and has expanded its product offerings to include several durable medical equipment products marketed to the urology market. The Company's consolidated revenues during fiscal 1999 came primarily from Medstone's lithotripsy business.

    One continuing element of the Company's strategic plan is the incubation, financing and staffing of new medical businesses. If and when a new business proves viable, the Company is then in a position to spin-out separate public companies as dividends to the Company's stockholders.

    The Company's first spin out was Cardiac Science, Inc. ("Cardiac Science") (trade symbol: DFIB), which occurred in 1991. Cardiac Science designs, manufactures and sells a line of external defibrillation devices for the hospital cardiac care market. At December 31, 1999, the Company held 491,667 shares of Cardiac Science with a balance sheet value of $0 and a market value of approximately $2,200,000. (See Item 13. "Certain Relationships and Investments", "Note 9. Related Party Transactions" and "Note 13. Subsequent Events" in the Notes to Consolidated Financial Statements.) At March 1, 2000, the market price of Cardiac Science is $5.75 per share, giving the Company's current holding of Cardiac Science a market value of approximately $2,310,000.

    In early 1996, the Company spun off two additional subsidiaries, Endocare, Inc. ("Endocare") (trade symbol: ENDO) and Urogen Corp. ("Urogen") (trade symbol: UROG), to the Company's stockholders of record at December 29, 1995. Endocare manufactures equipment and devices to treat urologic soft tissue diseases. Urogen is a development stage biotechnology company currently developing gene therapy products for the treatment of hemophilia A and prostate cancer. At December 31, 1999, the Company held 100,000 shares of Urogen with a balance sheet value of $0 and a market value of $0.60 per share, or approximately $60,000. (See Notes 9. "Related Party Transactions" and Note 13. "Subsequent Events" in the Notes to Consolidated Financial Statements.) At March 1, 2000, the closing market price of Urogen is $18.625 per share, giving the Company's current holding of Urogen a market value of approximately $1,770,000.

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

    United Physicians Resources, Inc. ("UPR") was incorporated as a majority-owned subsidiary of the Company in June 1996, to expand the Company's service orientation to the urologist practitioners. UPR provides billing, practice management and consulting services as an additional service line once the initial physician relationship has been established. UPR purchased the operations of Integrated Healthcare Systems, Inc. in July 1996 for $30,000. The operating results of UPR are included in the consolidated financial statements of the Company since its incorporation.

    In September 1998, the Company was party to the formation of k.Biotech, an Indian biotechnology company. k.Biotech is a development stage enterprise which has purchased license agreements for four compounds developed by the International Centre of Genetic Engineering and Biotechnology of the United Nations ("ICGEB"). The four licensed ICGEB compounds, Hepatitis B Vaccine, Interferon, Erythropoietin and GCSF, may be marketed in ICGEG member countries, primarily in lower Asia and Africa. The Hepatitis B Vaccine is currently in Phase III clinical trials in India, with a target of 2002 for the commercialization of this and the Interferon compounds. The Company has invested, through December 31, 1999, a total of $325,000 in k.Biotech, giving the Company a 21% ownership share.

    On April 16, 1999, a wholly-owned subsidiary of the Company, Medstone International, Ltd., ("Ltd") purchased certain assets of Creos Ltd., a former supplier of the Company, from its liquidator for $165,000 in cash. Upon purchase, the subsidiary, located in Fife, Scotland, commenced manufacturing operations. The operating results of Medstone International, Ltd. are included in the consolidated financial statements of the Company since its incorporation, with all significant intercompany transactions eliminated.

    On October 11, 1999, Medstone International Ltd. purchased all outstanding shares of Zenith Medical Systems, Ltd., ("Zenith") a distributor of durable medical equipment located in Manchester, England for $870,000 in cash less $284,000 of acquired cash for a net cost of $586,000. The operating results of Zenith have been included in the Company's consolidated financial results effective October 1, 1999.

MARKETS

    The Company currently operates in the kidney stone treatment market. In the United States, it is estimated that over 1,500,000 persons per year suffer from kidney stones and an estimated 375,000 patients per year are hospitalized with a primary kidney stone. Historically, approximately 180,000 of these patients have been treated with extra corporeal shockwave lithotripsy each year. With an estimated installed base of 450 lithotripters in the United States, there is a sufficient number of lithotripters to respond to this market.

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

    The Company also markets the Medstone STS-T ("STS-T"), its transportable lithotripter for treatment of kidney stones. The STS-T contains components similar to the STS, except for the ultrasound unit, with all components built to be modular, allowing the STS-T to be moved in and out of a hospital surgical suite. This "in operating room" technology, the current industry direction, allows hospitals and clinics to set up the lithotripter for patient treatment in existing surgical operating rooms and, once complete, the lithotripter can be moved to an equipment holding area or loaded on to a truck for transportation to another facility. This transportability allows hospitals and clinics the flexibility of full-time access to a lithotripter without dedication of a surgical suite to a fixed unit installation.

    The Company received notification from the FDA on September 16, 1998 that its PMA supplement regarding the STS-T was accepted, authorizing the commercial use of the STS-T to treat patients with kidney stones. The Company has placed 27 units in service since shipments commenced in April 1999.

    The STS-T currently has ETL certification and the Company is currently undergoing testing for CE, ISO 9001 and EN 46001 certification.

    The Company also has developed and manufactures its own disposable components for use with the Medstone STS and STS-T. Electrodes manufactured by the Company are used to produce electrical sparks in the shockwave generator part of the device. A disposable coupling bag containing fluid for transmission of the shockwave is placed between the shockwave generator and the patient's back or stomach during the treatment. One complete set of the supplies is normally used in each patient procedure.

    The Company, as a vertically integrated manufacturer, also offers fee-for-service lithotripsy in the continental United States. It has placed its lithotripters in mobile trailers and small trucks and contracts with hospitals, clinics, and ambulatory surgery centers to provide the equipment necessary to treat kidney stones, usually on an outpatient basis. This allows small and mid-size facilities in wide ranging geographic locations to access equipment and technology that otherwise would only be economically viable in larger population centers. There are currently over 80 sites in the United States that are active sites on the Company's mobile and transmobile routes.

    During 1999, the Company developed a business plan which calls for the widespread distribution of the Company's transportable lithotripter in a fee-for-service system. Placement on a "permanent" basis, with an intuitive, easy to operate lithotripter gives the hospital or surgery center full-time access to the equipment and the convenience of a fee-for-service payment plan where fees are incurred only if the equipment is used.

    The execution of this new business strategy started in the fourth quarter of 1999 and the Company plans to continue this strategy, along with expanding geographic coverage of the mobile vans in service, both domestically and in foreign markets in the future years.

Urotable

    With its network of physicians and facilities that utilize lithotripsy products, the Company has begun using that same contact base to market fixed and mobile urological treatment tables, the Medstone "UTS-Series". These urological tables, which are used for various urological procedures, are used both as in-office devices for physicians and an in-facility devices in a hospital or clinic setting. The Company is an integrator of products available on the market and will use the "UTS-Series" for bundling of urological tables along with lithotripsy products, or sell the "UTS-Series" as a stand-alone product.

    The Company's entry in this market was achieved by $30,000 of development funding to Arcoma AB, to develop the mobile urological treatment table successfully introduced in the fourth quarter of 1999.

    The Company is also funding $250,000 of development costs for a state of the art fixed urology table to be introduced in the second half of 2000. This table will have ideal patient positioning capability along with physician preference controls as built in features of the system.

X-Ray Generators

    With the acquisition of Ltd., the Company manufactures and markets a family of compact, high frequency X-ray generators which are used in medical imaging. The compact design allows installation in a very space efficient manner. Its modular design makes repairs in the field time efficient as components can be replaced at the customer's site. Ltd. supplies the equipment used in the STS-T imaging system and the majority of its third party customers are member countries of the European Union.

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

    The Medstone STS and STS-T provides a non-invasive nonsurgical treatment for stones in the kidney and ureter called extra corporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

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

PRODUCTION

    Medstone manufactures, under FDA mandated Good Manufacturing Practice ("GMP") requirements, its devices at its plant in Aliso Viejo, California. The Company moved into its facility in March 1994. Subsequent to that move the Company was audited by the FDA and received notification from the FDA enabling it to manufacture and market devices in that facility. The Company is currently undergoing testing to receive the CE mark, EN46001 and ISO 9001 certification, after having received the ETL mark for its STS-T. Ltd.'s plant in Scotland holds certification from the FDA, along with CE mark, EN46001 and ISO 9001 qualifications. The Company has existing capacity in its plants to produce sufficient quantities of its shockwave lithotripters and X-ray generators to support its commercial needs for the foreseeable future.

PRODUCT DEVELOPMENT

    The Company has focused its research in 1999 on developments intended to improve performance and convenience of its lithotripter systems. In 1999, the Company devoted a significant portion of its research and development expenditures to the Medstone STS-T which was introduced in March 1999. During 1999, the Company has contracted with Arcoma AB ("Arcoma"), a private Swedish company, to develop several urology specific products for which the Company has provided $160,000 in development funding for 1999 and an additional $90,000 due in 2000. The Company will continue to invest significantly in product enhancements, proprietary products and expand its utilization of Arcoma for future product development. During the years ended December 31, 1997, 1998, and 1999, the Company's expenditures for research and development totaled $1,021,349, $1,078,792 and $1,455,429, respectively.

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

    With the completion of the comment period in the beginning of March 1998, no further information is currently available to the Company regarding the proposed regulations. The regulations, if enacted as first published, could force physician partnerships to either divest ownership or find a "safe harbor" under which to operate lithotripsy partnerships.

PATENTS, COPYRIGHTS, TRADE SECRETS AND LICENSES

    The Company's policy is to secure and protect intellectual property rights relating to its technology. While Medstone believes that the protection of patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received or filed for certain patents or copyrights for its lithotripter operating systems and utilizes a licensing agreement for certain technology incorporated in its X-ray generators.

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

Tables and X-ray Generators

    The Company's main competitors in the urological table business are Liebel Flarsheim Co., a private Ohio-based manufacturer of urology products, and OEC Medical Systems, Inc., a Utah based publicly-held provider of imaging and related products.

    The Company's x-ray generators compete in a market which has been highly competitive and price sensitive. This market includes hospital radiology, oncology and orthopedic departments as well as clinics and surgery centers. Most equipment is sold as replacements of existing equipment that has ceased operating or fails performance criteria.

    Competition in the x-ray and imaging equipment market is widespread, with GE Medical Systems, a subsidiary of General Electric, a world wide conglomerate, and Siemens Medical Systems, a subsidiary of Siemens Gmbh, a German conglomerate, and numerous smaller manufacturers, both domestic and foreign.

SALES AND MARKETING

    The Company's current products and planned future products are targeted at the urology market. Medstone has a direct sales force covering the continental United States. Outside the United States, the Company uses a network of distributors and direct sales efforts in the United Kingdom through the Ltd. and Zenith subsidiaries.

    The Company generates revenue from the sale of equipment, and also from the sale of software licenses, disposable supplies, procedure fees and service contracts to hospitals, physicians, and other health care providers.

    The Company offers to hospitals, surgery centers and physician groups lithotripsy services on a fee basis. In the current cost conscious healthcare environment, many facilities do not have the patient flow to justify owning, or the available capital to purchase, a lithotripsy machine. These facilities are candidates for fee-for-service. In a fee-for-service arrangement the customer will sign a contract for a period of time, typically one to three years, and will pay a fixed fee for each patient treated on the lithotripter or a flat monthly equipment charge. Most often this service is provided by a lithotripter that is in a mobile van so a single machine can provide service over a wide geographic area. For facilities with adequate patient flow, fee-for-service can be provided with a fixed unit installed in these facilities.

    Marketing for the Company's products is accomplished through advertisement in medical journals, direct mail, direct physician contact, company participation in various associations, product exhibition and telephonic marketing.

BACKLOG - SHOCKWAVE LITHOTRIPSY

    The Company's lithotripsy equipment sale backlog was $375,000 for the STS-T as of March 1, 2000 and $1,875,000 for the STS as of March 1, 1999. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

    With the maturity of Medstone's lithotripsy business, recurring revenues from fee for service and procedure fees and maintenance services have become a major source of Medstone's revenue stream. Maintenance services are generally provided under annual service contracts, and procedure and fee for service fees are earned based upon usage of the System.

HUMAN RESOURCES

     As of February 29, 2000, Medstone had 111 employees. Of the 111 employees, 10 are engaged directly in research and development activities, 29 are engaged in manufacturing, 25 are engaged in mobile operations, 19 are engaged in field service, 12 are engaged in sales and marketing and 16 are employed in general and administrative positions.

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


ITEM 2.     PROPERTIES

     In March 1994, the Company took occupancy of office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California, under an operating lease with an initial term of two years. The Company's last lease extension, through June 2000, has monthly rent of $14,410. The Company is currently negotiating facility leases with sufficient space to accommodate projected activities.

    Medstone International, Ltd. leases a 10,000 square foot building in Fife, Scotland, for manufacturing, warehouse and administrative operations for approximately $5,000 per month with a term through December 2000.

     Zenith owns a 6,107 square foot building in Manchester, England which it uses to house administration, warehouse and equipment staging.

     United Physicians Resources leases a 1,417 square foot office in Phoenix, Arizona with a monthly rental expense of $2,150 under an operating lease which expires in October 2002.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of shareholders was held on June 24, 1999. At the meeting Frank R. Pope, David V. Radlinski, Donald Regan and Michael C. Tibbitts were elected directors of the Company.




                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is included in Item 10 of Part III.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     Prior to January 24, 1991, the Company's common stock was traded on the NASDAQ Stock Market under the symbol MSHK. On January 24, 1991, the Company changed its name to Cytocare, Inc. and began trading on the NASDAQ Stock Market under the symbol CYTI. On September 25, 1995, the Company changed its name to Medstone International, Inc. and began trading on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 1999 and December 31, 1998 as reported in the NASDAQ National Market System for the quarter indicated.

                                                                                   HIGH                LOW

            YEAR ENDED DECEMBER 31, 1999

            First quarter                                                      $   8-1/2           $   6-1/8
            Second quarter                                                         8-9/16              6-1/2
            Third quarter                                                          7-5/32              6
            Fourth quarter                                                         6-17/32             4-3/8

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

            At March 1, 2000, there were 341 stockholders of record and approximately 2,800 beneficial owners of the Company's Common Stock.

            The Company has not paid any cash dividends during its two most recent fiscal years. The Company's board of directors does not presently anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(in thousands, except per share amounts)

                                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                          1999          1998         1997         1996         1995
                                                       ----------     ---------    ---------    ---------    ---------
Revenues:
   Net equipment sales                                 $    3,338     $   2,144    $   2,722    $   2,420    $   4,588
   Procedure, maintenance, and
     management fees                                       19,532        21,129       18,476       14,884       12,797
   Interest and dividends                                     598           552          536          676        1,005
                                                       ----------     ---------    ---------    ---------    ---------
     Total revenues                                        23,468        23,825       21,734       17,980       18,390
Costs and expenses:
   Cost of sales                                           12,106        11,000        9,503        8,009        7,633
   Research and development                                 1,456         1,079        1,021          522          927
   Selling                                                  2,048         1,988        2,257        2,146        2,050
   General and administrative                               2,592         2,131        2,231        1,666        1,656
   Lawsuit settlement cost                                    ---           ---          ---        5,500          ---
   Legal and other (income)/expense                          (97)           (61)        (39)           402         164
                                                       ---------     ----------    --------     ----------   ---------
     Total costs and expenses                              18,105        16,137       14,973       18,245       12,430
                                                       ----------    ----------    ---------    ---------    ---------
Income (loss) before provision/(benefit)
    for income taxes                                        5,363         7,688        6,761         (265)       5,960
Minority interest in subsidiary income                        603           628          468          143          ---
Provision (benefit) for income taxes                        1,919         2,718        2,329         (170)       2,086
                                                       ----------    ----------    ---------    ---------    ---------
Net income (loss)                                      $    2,841     $   4,342    $   3,964    $    (238)   $   3,874
                                                       ==========     =========    =========    =========    =========
Net income (loss) per share:(1)
     Basic                                             $      .57     $      .84   $     .74    $    (.04)   $     .74
                                                       ==========     ==========   =========    =========    =========
     Diluted                                           $      .56     $      .82   $     .72    $    (.04)   $     .70
                                                       ==========     ==========   =========    =========    =========


CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

                                                                                   DECEMBER 31,
                                                          1999          1998         1997         1996            1995
                                                       ----------     ---------    ---------    ---------    -----------
Working capital                                        $  17,539     $  18,432     $  16,256    $   14,983    $   18,465
Total assets                                              30,175        29,149        27,688        25,395        25,910
Total liabilities                                          3,758         3,216         3,567         4,230         3,753
Stockholders' equity                                      26,417        25,933        24,121        21,165        22,157


----------------------------------
(1) Restated in accordance of SFAS Statement No. 128 "Earnings Per Share".

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

         In June 1996, the Company completed the acquisition of a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patient and insurers, and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company's service orientation to the urologist practitioner. Both entities signify the Company's emphasis on growth through expansion of relationships and acquisition. In March 1997, the Company completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates LLC, another operator of "retail" lithotripsy operations in Southern Idaho, and operating results have been consolidated effective March 1, 1997. In April 1999, the Company purchased certain assets of Creos, Ltd., a manufacturer of high performance x-ray generators and a supplier to the Company. The Company then commenced manufacturing operations in a facility, located in Fife, Scotland, formerly occupied by Creos, Ltd. In October 1999, the Company purchased the outstanding shares of Zenith Medical Systems, Ltd., a distributor of major imaging equipment to the British National Health Service, located in Manchester, England. Both 1999 acquisitions' operating results have been consolidated effective with their respective acquisition dates.

         The Company began the year with approximately $11.6 million in cash and marketable securities, no debt, inventories of $3.6 million, and total assets of $29.1 million. After purchase of $2.4 million of treasury stock, acquisitions totaling $1.0 million and fixed asset additions of $2.7 million, the Company ended the year with approximately $9.7 million in cash and marketable securities, no debt, inventories of $5.8 million and total assets of $30.0 million.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenue of $23.5 million in 1999 represented a 1% decrease in revenue when compared to $23.8 million in 1998, breaking a string of several years of continuous revenue growth. Results were lower in the procedure, maintenance and management fee revenue partially offset by an increase in the equipment revenue generated by 1999's sales activity.

          Revenue from procedure, maintenance and management fees decreased to $19.5 million in 1999, an 8% decrease, when compared to the $21.1 million in revenue in 1998. This decline was due to the market pressures of the widespread availability of transportable lithotripters that caused patient volume to shift as customers purchased lower costs lithotripsy systems and average revenue per patient decreased. With the lower price for transportable technology, some larger patient volume customers chose to purchase equipment from the Company or its competitors and price concessions were instituted for continuing customers. In 1999, procedure revenue from third party owned equipment decreased by 11% compared to the prior year, due to declines in both volume and lower per procedure fees. Maintenance fees decreased by 20% in the current period when compared to 1998 due to lower average contract prices and a lower number of sites under maintenance contracts. The Company also realized revenue of $604,000 in 1999 from sales of the imaging product lines acquired with the Zenith and Ltd operations.

         Net equipment sales in 1999 increased to $3.3 million, or 56%, from $2.1 million for the comparable period of the prior year. This was due to the increased shipments of equipment related to the introduction of the STS-T transportable lithotripter in 1999, even though transportable lithotripters carry a lower average unit sales price when compared to the fixed unit models. The activity level of equipment upgrades remained level in the current year compared to the prior year.

         Interest income increased by 9%, or $47,000, in the year ended December 31, 1999 when compared to the same period of the prior year as average invested cash balances increased even as yields remained level from year to year.

         Costs on recurring revenue increased to $10.2 million in 1999, or a 12% increase when compared to the $9.0 million in 1998 due to the Company's strategy of placing STS-T equipment in customer sites on a permanent basis, making the technology always available to the customer, rather than a scheduled service program. This approach has a large up-front investment with the results reflected in the patient volume as utilization increases.

         Cost of equipment sales decreased to 58% of revenue for the year ended December 31, 1999 compared to 89% of revenue for the year ended December 31, 1998. In absolute dollars the costs remained level from year to year as the Company realized substantial cost savings from the introduction of its transportable lithotripter even as total unit shipments doubled.

         Research and development costs increased by $377,000, or 35% when compared to 1998 levels due to increased spending on the transportable lithotripter and continued development of the "UTS Series" of products.

         Selling expenses increased by $60,000, or 3%, in 1999 when compared to 1998 due to the introductory advertising expenses for the Medstone STS-T transportable lithotripter and the Company's trade show expenses for the medical imaging business.

         General and administrative expenses increased by 22% or $461,000 from 1998 to 1999, due to the increased staffing costs for foreign operations, costs associated with the strategic planning process during 1999 and legal costs associated with actions against the Company.

         Other income/expense increased by $36,000 in 1999 when compared to 1998 due to recognition of gains on sale of Cardiac Science securities partially offset by an investment reserve in 1999 compared to the gain on sales of a joint venture in 1998.

         Minority interest expense decreased to $603,000 in 1999 compared to $628,000 in 1998 due to a slight decrease in the per patient revenue and the corresponding effect on profitability.

         Provision for income taxes decreased due to a lower level of profitability in the current year when compared to the prior year.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenue increased to $23.8 million, or by 10%, for the year ended December 31, 1999 when compared to the year ended December 31, 1997. Equipment revenues decreased by $578,000 in the current year when compared to the prior year, due to a decline in the number of unit shipments only partially offset by an increase in average unit selling prices. Also decreasing was revenue from equipment upgrades when compared to the year ended 1997.

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

         Interest income increased by 3% for the year ended December 31, 1999 when compared to the prior year as the Company's average invested cash balance increased slightly, partially offset by a decrease in average investment yield.

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

         Legal and other (income)/expense increased by $22,000 in 1998 compared to 1997 due to the gain on investment in a joint venture only partially offset by increased goodwill amortization for a full year on the Southern Idaho acquisition.

         Minority interest expenses of $628,000 in 1998 increased from $468,000 in 1997 due to both a full year's activity for Southern Idaho and increased activity in both Southern Idaho and Northern Nevada.

         Provision for income taxes increased in the current year compared to the prior year due to both an increase in taxable income and a higher effective tax rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had cash and short-term investments of approximately $9.7 million. These funds were generated from operating activities.

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

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company's expenses for the remediation was immaterial. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and Year 2000 issues of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no financial instruments which are subject to market risk. Although the Company's earnings and cash flows are subject to fluctuations due to changes in the interest rates on its investments, a hypothetical 10% adverse decrease in the interest rates would not have a material adverse effect on the results of operations because the majority of the Company's investments are short-term treasury bills. A 10% reduction in interest rates would reduce interest income by approximately $50,000 annually. Due to the short period to maturity, the Company believes that the impact of a 10% reduction in interest rates would not have a material effect on the carrying value of its securities.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

         The following are the directors of the Company:

                  NAME                              AGE               PRINCIPAL OCCUPATION
                  ----                              ---               --------------------
         David V. Radlinski                          55               Chairman of the Board and
                                                                      Chief Executive Officer of the Company

         Frank R. Pope                               50               Managing Director
                                                                      Verdigris Capital

         Donald J. Regan                             65               Vice President and General Counsel
                                                                      Kinsell, Newcomb & De Dios, Inc.

         Michael C. Tibbitts                         52               Vice President
                                                                      Quality System Solutions

         David A. Reed                               67               Consultant
                                                                      DAR Consulting Group

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

         Mr. Tibbitts is currently Executive Vice President of Quality System Solutions, a medical software company. From May 1991 to May 1999, he was Vice President of Gulf South Medical Supply, Inc., a medical supply distributor. Prior to joining that corporation, he was employed for 19 years by Johnson & Johnson in two divisions: Sterile Design (which manufactured and marketed kit packages) and Surgikos (which manufactured and marketed surgical supplies). He has been a director of the Company since May 1996.

         Mr. Reed has been appointed, in August 1999, as a director of the Company. Mr. Reed is retired president and chief executive officer of St. Joseph Health System in Orange, California. He is the Board

Chairman of Mission Hospital Regional Medical Center in Mission Viejo, California. He also serves as a board Member of PacifiCare Health Systems, a publicly traded company.

         EXECUTIVE OFFICERS

         The names, ages and positions of all the executive officers of the Company as of March 2000 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

             NAME                                 AGE          POSITION
             ----                                 ---          --------
         David V. Radlinski                       55          Chief Executive Officer and Chairman of the Board

         Mark Selawski                            44          Vice President of Finance,
                                                              Chief Financial Officer and Secretary

         Eva Novotny                              42          Executive Vice President of Sales
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

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers during fiscal 1999.


                          SUMMARY OF COMPENSATION TABLE



                                                                                 LONG TERM COMPENSATION
                                                                           ----------------------------------
                                             ANNUAL COMPENSATION                    AWARDS            PAYOUTS
                                     -----------------------------------   -------------------------  -------
                                                                           RESTRICTED    SECURITIES
                                                            OTHER ANNUAL      STOCK      UNDERLYING     LTIP        ALL OTHER
         NAME AND         FISCAL     SALARY       BONUS     COMPENSATION     AWARD(S)     OPTIONS      PAYOUTS    COMPENSATION
    PRINCIPAL POSITION     YEAR      ($)(1)        ($)           ($)           ($)         (#)(2)        ($)           ($)
    ------------------    ------     ------       -----     ------------    ----------   ----------   --------    -------------
David V. Radlinski         1999     250,000         ---         2,426           ---           ---        ---            ---
Chairman of the Board and  1998     219,135         ---         2,426           ---       350,000        ---            ---
Chief Executive Officer    1997     200,300         ---           ---           ---       100,000        ---            ---

Mark Selawski              1999     105,625         500           ---           ---           ---        ---            ---
Chief Financial Officer,   1998      99,038         300           ---           ---        80,000        ---            ---
Vice President of Finance  1997      85,833      11,300           ---           ---        20,000        ---            ---
and Secretary

Eva Novotny(3)             1999     120,000         500           ---           ---           ---        ---            ---
Executive Vice President   1998     120,000         300           ---           ---        70,000        ---            ---
of Sales and Marketing     1997      25,300         ---           ---           ---        50,000        ---            ---

---------------------------------
(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 1999, 1998 and 1997 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

(2)  Options to acquire shares of Common Stock granted or repriced.

(3)  Ms. Novotny joined the Company as of October 15, 1997.


EMPLOYMENT AGREEMENTS

         Mr. Radlinski - On August 13, 1998, the Company entered into an employment agreement with Mr. Radlinski to assure his continued service to the Company. The agreement runs for a term of five years, expiring on August 13, 2003. The agreement provides for a base salary of not less than $250,000 per year, subject to adjustments as authorized by the Board of Directors.

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

         Mr. Selawski and Ms. Novotny - On August 13, 1998, the Company entered into employment agreements with both Mr. Selawski and Ms. Novotny to assure their continued service to the Company. The agreements run for a term of three years, expiring on August 13, 2001. The agreements provide for a base salary of not less than $100,000 per year for Mr. Selawski and $120,000 per year for Ms. Novotny, subject to adjustments as authorized by the Board of Directors.

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

STOCK OPTION GRANTS DURING 1999

         No options were granted during 1999.


STOCK OPTIONS HELD AT END OF FISCAL YEAR

         The following table provides information related to options exercised during 1999 and options held by the named executive officers at December 31, 1999.



                                                                 NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                                OPTIONS AT FY-END (#)               OPTIONS AT FY-END ($)(2)
                                                          -------------------------------       ---------------------------------
                     SHARES ACQUIRED        VALUE
       NAME          ON EXERCISE (#)    REALIZED ($)(1)   EXERCISABLE       UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
       ----          ---------------   ----------------   -----------       -------------        -----------        -------------
David V. Radlinski         ---               ---             235,000            115,000               ---                 ---
Mark Selawski              ---               ---             48,000             32,000                ---                 ---
Eva Novotny                ---               ---             28,334             41,666                ---                 ---

--------------------------------
(1) The value is calculated based on the difference between the option exercise price and the market price for the Company's Common Stock on the exercise date, multiplied by the number of shares purchased. For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.

(2) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 1999 was $4.75. Value is calculated on the basis of the difference between the option exercise price and $4.75, multiplied by the number of shares of Common Stock underlying the option.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999 Donald J. Regan and Frank R. Pope served as the members of the Company's Compensation Committee. Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries. During 1999 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

COMPENSATION OF DIRECTORS

         The Company currently compensates its outside directors, Messrs. Regan, Tibbitts, Pope and Reed, $10,000 annual retainer, paid quarterly, and $1,000 per Board meeting for their services, and reimburses all directors for expenses incurred by them in connection with the Company's business. In addition, the Company has agreed to pay a total of $150,000 to the outside directors for their services on the Special Committee of the Board in 1998 and 1999. The Special Committee was formed by the Company on November 13, 1998 to evaluate strategic alternatives available to the Company, including potential acquisitions, strategic relationships and sale of all or part of the Company's business. During 1999 the Company paid Messrs. Pope and Regan $44,000 each and Mr. Tibbitts $32,000 for their participation in the Special Committee.

         Under the Nonemployee Director Stock Option Plan which expired in June 1999, each new nonemployee director was automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, including certain changes in control based on altered makeup of the Company's Board or stockholders, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which the optionee remains on the Company's board. The exercise price of each option equals the fair market value of the underlying Common Stock on the date the option was granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board. Under this plan, Mr. Regan was granted 5,000 shares in September 1995 and Mr. Tibbitts was granted 5,000 shares in May 1996. Both grants have exercise prices of $6.375 after repricing of the options on August 13, 1998.

         Options to purchase 15,000 shares of Common Stock were issued to Messrs. Pope, Regan and Tibbitts in November 1996 and have exercise prices of $6.375 after repricing of the options on August 13, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the Board. Additionally, each such director was granted options under the Company's 1997 Stock Incentive Plan, on August 13, 1998 and June 24, 1999, for 4,000 shares at an exercise price of $6.375 and $7.375, respectively. These options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/36 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The term of the options are four years, subject to early termination related to the director no longer serving on the Board.

         Upon his becoming a director in July 1999, Mr. Reed was granted an option under the 1997 Stock Incentive Plan to purchase up to 5,000 shares of Common Stock at an exercise price of $6.56 per share. Subject to acceleration of the option exercise in the event of certain events specified in the option agreement, including certain changes in control based on altered makeup of the Company's Board or shareholders, the option becomes exercisable, after six months following its grant date, with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which Mr. Reed remains on the Company's board. The option term is six years, subject to early termination related to Mr. Reed no longer serving on the Board, but the option will be extended one year after his death if it occurs less than one year before the expiration date.

         Subject to certain exceptions set forth in the applicable plan or agreement provisions, the exercisability of the outstanding options held by the nonemployee directors will be accelerated, and the options will thereafter terminate, if there is a reorganization, merger or consolidation as a result of which the Company is not the surviving corporation or the Company's outstanding shares are changed into or exchanged for cash, property or securities not of the Company's issue, or if there is a sale of all or substantially all of the Company's assets. Such accelerations will not apply if appropriate provision is made in the transaction for the assumption of such options by, or the substitution of new options for such options covering the stock of, the surviving, successor or purchasing corporation or its affiliate.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 1, 2000 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors and nominees for director, by each of the executive officers named in the Executive Compensation in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 1, 2000.

                                                               NUMBER OF SHARES
                                                                 BENEFICIALLY        PERCENTAGE OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED(1)            OWNERSHIP
            ------------------------------------                   --------            ---------
FMR Corp.                                                             561,200               12.1%
     82 Devonshire Street
     Boston, MA 02109
Hathaway & Associates, Ltd.                                           440,000                9.5%
     119 Rowayton Avenue
     Rowayton, CT  06853
Dimensional Fund Advisors, Inc.                                       358,200                7.7%
     1299 Ocean Ave., 11th Floor
     Santa Monica, CA 90401
David V. Radlinski(2)(3)                                              346,648(4)              7.1%
     100 Columbia, Suite 100
     Aliso Viejo, CA  92656
Mark Selawski(3)                                                       57,513(5)              1.2%
     100 Columbia, Suite 100
     Aliso Viejo, CA  92656
Eva Novotny(3)                                                         33,800(6)              (11)
     100 Columbia, Suite 100
     Aliso Viejo, CA  92656
Donald J. Regan(2)                                                     24,308(7)              (11)
     462 Stevens Avenue, Suite 308
     Solana Beach, CA  92075
Michael C. Tibbitts(2)                                                 22,375(8)              (11)
     27001 La Paz Road, Suite 448B
     Mission Viejo, CA  92691
Frank R. Pope(2)                                                       18,458(9)              (11)
     3460 Baker St.
     San Francisco, CA 94123
David A. Reed                                                             417(10)             (11)
     24681 La Plaza, Suite 240
     Dana Point, CA 92629
All executive officers and directors                                  503,102                 10.0%
     as a group (7 persons) (12)

---------------
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)  Director of the Company.

(3)  Executive officer of the Company.

(4) Includes 257,500 shares issuable upon exercise of presently outstanding stock options.

(5) Includes 53,333 shares issuable upon exercise of presently outstanding stock options.

(6) Includes 33,000 shares issuable upon exercise of presently outstanding stock options.

(7) Includes 17,708 shares issuable upon exercise of presently outstanding stock options.

(8) Includes 20,375 shares issuable upon exercise of presently outstanding stock options.

(9) Includes 16,458 shares issuable upon exercise of presently outstanding stock options.

(10) Includes 417 shares issuable upon exercise of presently outstanding stock options.

(11) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(12) includes 398,791 shares issuable upon exercise of presently outstanding stock options.

ITEM 13.                   CERTAIN RELATIONSHIPS AND INVESTMENTS

CARDIAC SCIENCE, INC.

         During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 (pre-split) shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed, as a dividend to its stockholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 (pre-split) shares of common stock of Cardiac Science, Inc.

         From 1991 through 1996, the Company performed various financings for Cardiac Science and received warrants to purchase Cardiac Science common stock. Due to exercise of warrants, common stock issued in lieu of interest and unsecured advances, the Company received 5,619,054 (pre-split) shares of Cardiac Science.

         In April 1997, Cardiac Science effectuated a 1 for 11.42857143 reverse stock split, reducing the Company's holdings to 546,772 shares.

         During 1999, the Company evaluated the market value of Cardiac Science and, with the prevailing share price, sold 55,105 shares of Cardiac Science during the third quarter of 1999 for a gain of approximately $244,000.

         Also during the fourth quarter of 1999, the Company, which held unexpired warrants to purchase 87,500 shares at $.011 each, sold these warrants for a cash price of $3.00 per share, resulting in a gain of approximately $262,000.

DIGITAL IMAGING SYSTEMS, INC.

         In 1998, the Company entered into a supply agreement with Digital Imaging Systems, Inc. ("DIS") for components integral in the Company's transportable lithotripsy product. The Company has purchased $300,000, or 300,000 shares, of DIS preferred stock, which represents a 14% ownership interest. DIS commenced shipments to the Company as of January 1999.

         As of June 30, 1999 the Company reviewed the financial performance of DIS and has established a general investment reserve of $300,000 for impairment of its investment in DIS.

k. BIOTECH

         In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology ("ICGEB"), a United Nations sponsored institute. k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market. The Company has purchased $325,000 of preferred stock to assist k. Biotech in establishing itself as a viable business entity. Two of the Company's directors, Messrs. Pope and Regan, are investors in k.Biotech and Mr. Regan serves as k. Biotech's President. Additional funding from international sources is currently being evaluated.

CHINESE JOINT VENTURE

         The Company, along with Acuity International ("Acuity") and Phenix Optical Ltd ("Phenix"), a Chinese company, created a joint venture, in March 1998, to provide lithotripsy services to inland Chinese areas. Each entity was a 1/3 owner of the joint venture. The Company recognized a gain of $105,000 on its contribution of equipment to the joint venture in the first quarter of 1998, and recorded its investment of $92,000 as other assets. In December 1998, documents were drawn to turn ownership over to Phenix in return for delivery of optical products to both Acuity and the Company. In 1999, the Company received optical products in release of its share in the joint venture and final release documents were processed. The Company is carrying the value of the optical products at their estimated fair value, which is the same value as its investment established in the joint venture, with the intention of remarketing these products.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
 1.   Consolidated Financial Statements
            Report of Independent Auditors                                   26
            Consolidated Balance Sheets at December 31, 1999 and 1998        27
            Consolidated Statements of Operations for the
                 years ended December 31, 1999, 1998 and 1997                28
            Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1999, 1998 and 1997        29
            Consolidated Statements of Cash Flows for the
                 years ended December 31, 1999, 1998 and 1997                30
            Notes to Consolidated Financial Statements                       31

 2.   Schedule to Consolidated Financial Statements
      Schedule II - Valuation and Qualifying Accounts                        43

                 All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

    (b)     REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1999.

    (c)     EXHIBITS

            EXHIBIT
              NO.                       DESCRIPTION
            -------      ----------------------------------------
            3.1          Certificate of Incorporation of the Company, as
                         amended (1)
            3.2          Restated and Amended Bylaws of the Company (2)
            4.2          Specimen Certificate of the Company's Common Stock (3)
            10.26        1989 Stock Incentive Plan (4)(5)
            10.27        Non-employee Director Stock Option Plan (4)(5)
            10.28        Facility Lease on 100 Columbia (6)
            10.29        1997 Stock Incentive Plan (5)(7)
            10.30        Employment Agreement with David Radlinski (5)
            10.31        Employment Agreement with Mark Selawski (5)
            10.32        Employment Agreement with Eva Novotny (5)
            21           Subsidiaries
            23.1         Consent of Independent Auditors
            27           Financial Data Schedule
            28.2         Form of Cytocare, Inc. Information Statement -
                         Distribution to Shareholders of Stock of Cardiac
                         Science, Inc. (8)
            28.3         Form of Medstone International, Inc. Information
                         Statement - Distribution to Shareholders of Stock of
                         Endocare, Inc. and Urogen Corp. (9)

---------------------------------------
(1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(2) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

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

                         Report of Independent Auditors



Stockholders and Board of Directors
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST & YOUNG LLP



Orange County, California
February 10, 2000

                          MEDSTONE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                             --------------------------------
                                                                                 1999                1998
                                                                             ------------        ------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                           $  1,061,422        $  1,128,463
         Short-term investments held to maturity                                8,629,990          10,494,075
         Accounts receivable, less allowance for doubtful accounts of
             $571,252 and $602,564 in 1999 and 1998, respectively               3,291,372           3,535,581
         Inventories, less allowance for inventory obsolescence
             of $307,203 and $337,437 in 1999 and 1998, respectively            5,760,887           3,595,906
         Deferred tax assets                                                    1,273,386           1,139,903
         Prepaid expenses and other current assets                                366,774             719,598
                                                                             ------------        ------------
         Total current assets                                                  20,383,831          20,613,526

Buildings, property and equipment, at cost:
         Building                                                                 359,324                  --
         Lithotripters                                                         11,163,744           9,054,296
         Equipment                                                              1,698,185           1,077,352
         Furniture and fixtures                                                   879,458             788,457
         Leasehold improvements                                                   147,200             145,007
                                                                             ------------        ------------
                                                                               14,247,911          11,065,112
         Less accumulated depreciation and amortization                        (8,308,841)         (6,362,955)
                                                                             ------------        ------------
         Net property and equipment                                             5,939,070           4,702,157
                                                                             ------------        ------------

Goodwill, net                                                                   3,409,916           3,182,096
Other assets, net                                                                 442,195             651,494
                                                                             ------------        ------------
                                                                             $ 30,175,012        $ 29,149,273
                                                                             ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                    $    611,492        $    389,589
         Accrued expenses                                                         716,619             485,108
         Accrued income taxes                                                     263,058             183,593
         Accrued payroll expenses                                                 346,262             303,687
         Customer deposits                                                             --              86,125
         Deferred revenue                                                         907,326             733,889
                                                                             ------------        ------------
             Total current liabilities                                          2,844,757           2,181,991

Deferred tax liabilities                                                          628,856             714,737
Minority interest                                                                 284,350             319,868
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
         Common stock - $.004 par value, 20,000,000 shares authorized,
             5,667,142 and 5,650,505 shares issued and outstanding at
              December 31, 1999 and 1998, respectively                             22,669              22,602
         Additional paid-in capital                                            19,177,274          19,076,104
         Accumulated earnings                                                  14,619,507          11,778,357
         Accumulated other comprehensive loss                                     (13,942)             (1,177)
         Treasury stock,  at cost,  974,650 shares at December 31,
             1999 and 587,100 shares at December 31, 1998                      (7,388,459)         (4,943,209)
                                                                             ------------        ------------

             Total stockholders' equity                                        26,417,049          25,932,677
                                                                             ------------        ------------
                                                                             $ 30,175,012        $ 29,149,273
                                                                             ============        ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                            1999                1998                 1997
                                                                        ------------        ------------        ------------
Revenues:
         Procedures and maintenance fees,
           and management fees                                          $ 19,532,046        $ 21,128,586        $ 18,476,342
         Net equipment sales                                               3,337,650           2,144,500           2,722,360
         Interest and dividend income                                        598,661             551,723             535,601
                                                                        ------------        ------------        ------------
             Total revenues                                               23,468,357          23,824,809          21,734,303

Costs and expenses:
         Costs related to procedures
           and maintenance fees                                           10,186,243           9,098,822           7,463,418
         Cost of equipment sales                                           1,920,117           1,900,803           2,040,031
         Research and development                                          1,455,429           1,078,792           1,021,349
         Selling                                                           2,048,390           1,988,331           2,256,933
         General and administrative                                        2,592,308           2,131,373           2,231,006
         Other income expense                                                (97,274)            (61,045)            (39,327)
                                                                        ------------        ------------        ------------

                  Total costs and expenses                                18,105,213          16,137,076          14,973,410
                                                                        ------------        ------------        ------------

Income before provision
     for income taxes and minority interest                                5,363,144           7,687,733           6,760,893
Minority interest in subsidiary income                                       602,594             627,639             467,595
Provision for income taxes                                                 1,919,400           2,718,000           2,329,000
                                                                        ------------        ------------        ------------
         Net income                                                     $  2,841,150        $  4,342,094        $  3,964,298
                                                                        ============        ============        ============

Net income per share:
         Basic                                                          $        .57        $        .84        $        .74
                                                                        ============        ============        ============
         Diluted                                                        $        .56        $        .82        $        .72
                                                                        ============        ============        ============

Number of shares used in the computation of net income per share:
         Basic                                                             4,956,508           5,162,112           5,390,352
                                                                        ============        ============        ============
         Diluted                                                           5,034,850           5,286,967           5,510,668
                                                                        ============        ============        ============


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           COMMON STOCK                                                              ACCUMULATED
                                   -------------------------       ADDITIONAL                                           OTHER
                                    NUMBER OF                        PAID-IN         ACCUMULATED   STOCK PURCHASE   COMPREHENSIVE
                                     SHARES          AMOUNT          CAPITAL           EARNINGS    NOTE RECEIVABLE   INCOME (LOSS)
                                   ----------        ------        ----------        -----------   ---------------  --------------

BALANCE AT DECEMBER 31, 1996        5,465,603        $22,314       $18,715,068       $ 3,471,965       $(134,800)       $ (1,168)

Net income                                 --             --                --         3,964,298              --              --
Other comprehensive income:
    Unrealized gain on
       short-term
       investments                         --             --                --                --              --             589

Total Comprehensive income


Common stock options
       exercised                       56,385            225           283,192                --              --              --
Treasury stock repurchased           (156,000)            --                --                --              --              --
                                   ----------        -------       -----------       -----------       ---------        --------

BALANCE AT DECEMBER 31, 1997        5,365,988         22,539        18,998,260         7,436,263        (134,800)           (579)

Net income                                 --             --                --         4,342,094              --              --
Other comprehensive income:
    Unrealized loss on
       short-term
       investments                         --             --                --                --              --            (598)

Total Comprehensive
    income


Common stock options
       exercised                       15,717             63            77,844                --              --              --
Repayment of  stock
       purchase note                       --             --                --                --         134,800              --
Treasury stock
       repurchased                   (318,300)            --                --                --              --              --
                                   ----------        -------       -----------       -----------       ---------        --------

BALANCE AT DECEMBER 31, 1998        5,063,405         22,602        19,076,104        11,778,357              --          (1,177)

Net income                                 --             --                --         2,841,150              --              --
Other comprehensive income:
    Unrealized gain on
         short-term
         investments                       --             --                --                --              --           1,177
    Unrealized loss on
         foreign currency
         translation                       --             --                --                --              --         (13,942)

Total Comprehensive income


Common stock options
    exercised                          16,637             67           101,170                --              --              --
Treasury stock
    repurchased                      (387,550)            --                --                --              --              --
                                   ----------        -------       -----------       -----------       ---------        --------

BALANCE AT DECEMBER 31, 1999        4,692,492        $22,669       $19,177,274       $14,619,507       $      --        $(13,942)
                                   ==========        =======       ===========       ===========       =========        ========



                                         TREASURY
                                           STOCK             TOTAL
                                       -----------        ------------

BALANCE AT DECEMBER 31, 1996           $  (908,370)       $ 21,165,009

Net income                                      --           3,964,298
Other comprehensive income:
    Unrealized gain on
       short-term
       investments                              --                 589
                                                          ------------
Total Comprehensive income                                   3,964,887
                                                          ------------

Common stock options
       exercised                                --             283,417
Treasury stock repurchased              (1,292,366)         (1,292,366)
                                       -----------        ------------

BALANCE AT DECEMBER 31, 1997            (2,200,736)         24,120,947

Net income                                      --           4,342,094
Other comprehensive income:
    Unrealized loss on
       short-term
       investments                              --                (598)
                                                          ------------
Total Comprehensive
    income                                                    4,341,496
                                                           ------------

Common stock options
       exercised                                --              77,907
Repayment of  stock
       purchase note                            --             134,800
Treasury stock
       repurchased                      (2,742,473)         (2,742,473)
                                       -----------        ------------

BALANCE AT DECEMBER 31, 1998            (4,943,209)         25,932,677

Net income                                      --           2,841,150
Other comprehensive income:
    Unrealized gain on
         short-term
         investments                            --               1,177
    Unrealized loss on
         foreign currency
         translation                            --             (13,942)
                                                          ------------
Total Comprehensive income                                   2,828,385
                                                          ------------

Common stock options
    exercised                                   --             101,237
Treasury stock
    repurchased                         (2,445,250)         (2,445,250)
                                       -----------        ------------

BALANCE AT DECEMBER 31, 1999           $(7,388,459)       $ 26,417,049
                                       ===========        ============


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                            1999               1998               1997
                                                                        ------------       ------------       ------------
Cash flows from operating activities:
      Net income                                                        $  2,841,150       $  4,342,094       $  3,964,298
      Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                 2,075,884          1,946,746          1,613,385
             Provision for doubtful accounts                                  35,000            130,000            251,000
             Writedown of investment                                         300,000                 --                 --
             Minority interest in partnership                                602,595            627,639            467,595
             Changes in operating assets and liabilities:
                 Accounts receivable                                         309,763           (544,794)          (684,802)
                 Inventories                                              (1,992,704)          (915,686)          (220,441)
                 Deferred tax assets                                        (219,364)          (183,183)           427,017
                 Note receivable                                                  --                 --          1,250,000
                 Prepaid expenses and other current assets                   374,474           (263,624)          (298,974)
                 Accounts payable                                            215,090           (498,151)          (873,182)
                 Accrued expenses                                            104,189            274,687                909
                 Accrued income taxes                                         69,388            816,444           (922,752)
                 Accrued payroll expenses                                     42,575             64,183            (98,957)
                 Deferred revenue                                            (39,756)          (347,010)            38,856
                 Customer deposits                                           (86,125)           (46,574)           132,699
                 Other, net                                                   (4,444)           124,616             10,862
                                                                        ------------       ------------       ------------

                 Net cash provided by operating activities                 4,627,715          5,527,387          5,057,513
                                                                        ------------       ------------       ------------

Cash flows from investing activities:
     Purchases of investments                                            (23,351,435)       (25,798,243)       (42,258,678)
     Proceeds from sales of investments                                   25,216,697         25,205,077         39,460,528
     Investments in non-public companies                                    (100,000)          (617,369)                --
     Purchase of net assets                                                 (751,712)                --         (2,300,000)
     Investment by minority in partnership                                        --                 --            193,179
     Distribution of minority interest                                      (638,300)          (676,800)          (328,000)
     Purchases of property and equipment, net                             (2,718,288)        (1,106,832)        (1,597,545)
                                                                        ------------       ------------       ------------

                 Net cash used in investing activities                    (2,343,038)        (2,994,167)        (6,830,516)
                                                                        ------------       ------------       ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  101,237             77,907            283,417
     Proceeds from stock purchase note                                            --            134,800                 --
     Purchase of treasury stock                                           (2,445,250)        (2,742,473)        (1,292,366)
     Loan payments                                                            (7,705)                --                 --
                                                                        ------------       ------------       ------------

                 Net cash used in financing activities                    (2,351,718)        (2,529,766)        (1,008,949)

Net increase (decrease) in cash and cash equivalents                         (67,041)             3,454         (2,781,952)
Cash and equivalents at beginning of year                                  1,128,463          1,125,009          3,906,961
                                                                        ------------       ------------       ------------
Cash and equivalents at end of year                                     $  1,061,422       $  1,128,463       $  1,125,009
                                                                        ============       ============       ============

Supplemental cash flow disclosures:
Cash paid during the year for:
         Income taxes                                                   $  1,925,645       $  2,588,819       $  2,911,351
                                                                        ============       ============       ============

Supplemental disclosures of non-cash investing activities:
     Liabilities assumed in connection with the
         purchase transaction (Note 3)                                  $    365,110       $         --       $         --
                                                                        ============       ============       ============



                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.       ORGANIZATION AND OPERATIONS OF THE COMPANY

         Medstone International, Inc. ("Medstone" or the "Company") designs, manufactures and markets the Medstone STS(TM) Shockwave Therapy System (the "System") for the noninvasive disintegration of kidney stones in human patients. The Company also generates revenues from use of the System under procedure fees and fee for service arrangements and from repairs and maintenance. The Company operations occur mainly with customers located in the United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company; Medstone International, Ltd., a Scottish subsidiary group; United Physicians Resources, an 80% owned physicians practice management operation incorporated in June 1996; Northern Nevada Lithotripsy Associates, LLC, a 60% owned Nevada Limited Liability Company; Southern Idaho Lithotripsy Associates, LLC, a California Limited Liability Company, also 60% owned (See Note 3); and Medstone Sales Corporation, a 100% owned foreign sales corporation. All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in less than 20% owned affiliates are accounted for on the cost method, unless the Company is able to exercise significant influence over the affiliates operating and financial policies, in which case the investments are accounted for on the equity method.

         Reclassifications

         Certain prior year balances have been reclassified to conform with the December 31, 1999 presentation.

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

         Short-term Investments

         The Company applies the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to its short-term investments. Under this statement, management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as held-to-maturity and are carried at amortized cost.

         The amortized cost and market value of investments at December 31, 1999, by contractual maturity, is shown below.

                                    AMORTIZED
                                      COST                   MARKET VALUE
                                   -----------               ------------
    Due in one year or less      $    8,629,990      $     8,760,399

         Comprehensive income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and unrealized gains or losses on foreign currency translation, to be included in other comprehensive income. Prior financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of accumulated other comprehensive loss are as follows:

                                                  FOREIGN         UNREALIZED
                                                 CURRENCY         GAINS ON
                                                TRANSLATION    AVAILABLE- FOR-
                                                ADJUSTMENT     SALE SECURITIES       TOTAL
                                                ----------     ---------------       -----
Balance at December 31, 1997                    $     --          $  (579)         $   (579)
Unrealized loss on short-term
     investments                                      --             (598)             (598)
                                                --------          -------          --------
Balance at December 31, 1998                          --           (1,177)           (1,177)
Foreign currency translation adjustment          (13,942)              --           (13,942)
Unrealized gain on available-for-
      sale securities                                 --            1,177             1,177
                                                --------          -------          --------
Balance at December 31, 1999                    $(13,942)         $    --          $(13,942)
                                                ========          =======          ========

         Concentrations of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and short-term investments, which are not federally insured, and accounts receivable. The Company's short-term investments consist principally of U.S. Treasury Bills, U.S. Government Agency Notes and Commercial Paper.

         The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 16% of accounts receivable at December 31, 1999.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                       DECEMBER 31,
                                                         -------------------------------------
                                                               1999                 1998
                                                         -----------------    ----------------
         Raw materials                                   $       3,699,983    $      2,449,877
         Work in process                                           427,600             203,540
         Finished goods                                          1,633,304             942,489
                                                         -----------------    ----------------
                                                         $       5,760,887    $      3,595,906
                                                         =================    ================

         Building, Property and Equipment

         Building, property and equipment are carried at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

         Building                                                       50 years
         Lithotripters                                                   5 years
         Equipment                                                       5 years
         Furniture and fixtures                                          5 years
         Leasehold improvements                                    Life of lease

         Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,987,000, $1,863,000, and $1,538,000, respectively.

         Goodwill

         The Company recorded goodwill resulting from the excess of the purchase prices of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair market value of the net assets. Goodwill is being amortized over periods ranging from fifteen to forty years using the straight-line method. Accumulated amortization at December 31, 1999 and 1998 is $269,635 and $180,569, respectively.

         Long-Lived Assets

         Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's analysis, the Company believes no material impairment of the carrying value of its long-lived assets, inclusive of intangible assets, existed at December 31, 1999 and 1998. The Company's analysis was based on a comparison of the carrying amount of such assets to the Company's historical actual cash flows and to an estimate of future undiscounted cash flows.

         Earnings Per Share

         The Company has adopted SFAS No. 128, "Earnings Per Share," and applied this pronouncement to all periods presented. This statement requires the presentation of both basic and diluted net income per share for financial statement purposes. Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. All earnings per share amounts for all periods have been restated to conform with the SFAS No. 128 requirements.

         The following table sets forth the computation of earnings per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                          1999                1998               1997
                                                     ----------------     ---------------    -----------------
         Numerator: Net income ...................   $      2,841,150     $     4,342,094    $       3,964,298
                                                     ================     ===============    =================

         Denominator for weighted
               average shares outstanding.........          4,956,508           5,162,112            5,390,352
                                                     ================     ===============    =================

         Basic earnings per share.................   $            .57     $           .84    $             .74
                                                     ================     ===============    =================

         Effect of dilutive securities:
               Weighted average shares
                    outstanding...................          4,956,508           5,162,112            5,390,352
               Stock options......................             78,342             124,855              120,316
                                                     ----------------     ---------------    -----------------

         Denominator for diluted earnings
               per share    ......................          5,034,850           5,286,967            5,510,668
                                                     ================     ===============      ===============

         Diluted earnings per share...............   $            .56     $           .82      $           .72
                                                     ================     ===============      ===============

         Stock Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

         Revenue recognition

         Revenues recognized in the fee-for-service segment of the Company's operations are invoiced as the customer uses the equipment in the month that service has been provided.

         Revenues from equipment sales are recognized in accordance with the underlying contractual terms of each sale. Typically, revenue recognition requires the transfer of title upon shipment, customer acceptance, receipt of specified down payments and performance of all significant contractual obligations.

         Service and maintenance contract revenues are deferred and amortized over the terms of the related contracts.

         Advertising

         The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred. Advertising expense was $58,000, $135,000 and $126,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

         Business Segments and Geographic Information

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

         The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management. The equipment sales segment is not significant. The fees for procedures, maintenance and management segment represents recurring revenue from procedure fees and fee for service arrangements for use and the maintenance of lithotripter equipment. The accounting policies of these segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as amortization of certain intangibles and certain corporate expenses, are not allocated to the segments. Asset categories used for allocation to segment reporting include net accounts receivable, net inventory, net property and equipment and net goodwill.

         Selected financial information for the Company's reportable segments as of and for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):

                                                        1999               1998               1997
                                                  ---------------     --------------    ----------------
            Revenue:
                Equipment sales                   $         3,338     $        2,145    $          2,722
                Fees for procedures, maintenance
                    and management                         19,532             21,128              18,476
                Nonreportable segment                         598                552                 536
                                                  ---------------     --------------    ----------------
                                                  $        23,468     $       23,825    $         21,734
                                                  ===============     ==============    ================
            Operating income (loss):
                Equipment sales                               678              (537)                 169
                Fees for procedures, maintenance
                    and management                          4,085              7,751               6,121
                Nonreportable segment                         600                474                 471
                                                  ---------------     --------------    ----------------
                                                  $         5,363     $        7,688    $          6,761
                                                  ===============     ==============    ================
            Assets:
                Equipment sales                             3,228              1,764               1,529
                Fees for procedures, maintenance
                    and management                         15,173             13,252              13,117
                                                  ---------------     --------------    ----------------
                                                  $        18,401     $       15,016    $         14,646
                                                  ===============     ==============    ================
            Depreciation and amortization:
                Equipment sales                               206                149                  96
                Fees for procedures, maintenance
                    and management                          1,870              1,798               1,517
                                                  ---------------     --------------    ----------------
                                                  $         2,076     $        1,947    $          1,613
                                                  ===============     ==============    ================
            Expenditures for long-lived assets:
                Equipment sales                               288                199                 963
                Fees for procedures, maintenance
                    and management                          3,259                864               2,934
                                                  ---------------     --------------    ----------------
                                                  $         3,547     $        1,063    $          3,897
                                                  ===============     ==============    ================

            Selected financial information for the Company's operations by geographic segment is as follows (in thousands):




                                                       1999                 1998                1997
                                                  ---------------     --------------    ----------------
            REVENUE:
                United States                     $        22,733     $       22,977    $         21,199
                Europe and Middle East                        459                 17                  27
                Asia Pacific Rim                              276                831                 508
                                                  ---------------     --------------    ----------------
                                                  $        23,468     $       23,825    $         21,734
                                                  ===============     ==============    ================

            LONG-LIVED ASSETS:
                United States                     $        17,263     $       14,898    $         13,603
                Europe                                        820                ---                 ---
                                                  ---------------     --------------    ----------------
                                                  $        18,083     $       14,898    $         13,603
                                                  ===============     ==============    ================


3.          ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

            Purchase of Assets of Creos, Ltd.

            In April 1999, Medstone International, Ltd., a wholly-owned subsidiary of the Company located in Scotland, purchased certain assets of Creos Ltd. from its liquidator for $165,600 cash. The acquisition has been accounted for as a purchase and did not generate any goodwill. Medstone International, Ltd then commenced manufacturing x-ray generator products previously produced by Creos Ltd. The operating results of Medstone International, Ltd. are included in the consolidated financial statements of the Company since April 1999.

            Purchase of Zenith Medical Systems, Ltd.

            In October 1999, Medstone International, Ltd. purchased all outstanding shares of Zenith Medical Systems, Ltd., for $870,000 cash less $284,000 of acquired cash for a net cost of $586,000. The acquisition has been accounted for as a purchase and, accordingly, the excess of cost over the fair value of net assets acquired has been recorded as goodwill of approximately $317,000 and is being amortized over its expected benefit period of 15 years. Zenith Medical Systems Ltd., is a distributor of major medical imaging systems to the British National Health Service located in Manchester, England. The operating results of Zenith Medical Systems, Ltd. are included in the consolidated financial statements of the Company since October 1999.

            Investment in Digital Imaging Systems, Inc.

            In 1998, the Company entered into a supply agreement with Digital Imaging Systems, Inc. ("DIS") for components integral in the Company's new transportable lithotripsy product. DIS commenced shipments of that product to the Company in January 1999. The Company has purchased 300,000 shares of DIS preferred stock for $300,000, which represents a 14% ownership interest. In 1999, the Company recorded an investment writedown of $300,000 as a result of its review of the realizable value of its investment.

            Investment in k. Biotech

            In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology ("ICGEB"), a United Nations sponsored institute. k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market. The Company's investment in k.Biotech preferred stock was $325,000, representing a 21% ownership interest, and $225,000, representing a 15.3% ownership interest, at December 31, 1999 and 1998, respectively. The investment in k. Biotech is accounted for under the equity method because the Company has the ability to exercise significant influence over k.Biotech and is included in other assets. k. Biotech is continually seeking additional funding from international sources to finance its required investment in plant and equipment.

            Investment in Chinese Joint Venture

            The Company, along with Acuity International ("Acuity") and Phenix Optical Ltd ("Phenix"), a Chinese company, created a joint venture in March 1998 to provide lithotripsy services to inland Chinese areas. Each entity was a 1/3 owner of the joint venture. The Company recorded its investment of $92,000 as other assets. In December 1998, documents were drawn and executed to turn ownership over to Phenix in return for delivery of optical products to both Acuity and the Company. In 1999, the Company received the optical products in release of its share in the joint venture. The Company estimates the resale value of the optical products to approximate the value of the investment established in the joint venture. The Company intends to sell these optical products.

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

            Unaudited pro forma consolidated results after giving effect to the businesses acquired during the fiscal 1999 would not have been materially different from the reported amounts for 1999 and 1998 due to the immateriality of these acquisitions.

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

            The provision for income taxes consists of the following:

                                              YEAR ENDED             YEAR ENDED              YEAR ENDED
                                             DECEMBER 31, 1999      DECEMBER 31, 1998       DECEMBER 31, 1997
                                          --------------------   --------------------   ----------------------
       Current:
           Federal                           $       1,653,400      $       2,270,000       $        1,454,000
           State                                       486,000                631,000                  448,000
                                             -----------------      -----------------       ------------------
                  Total current                     2,139,400               2,901,000                1,902,000
                                             -----------------      -----------------       ------------------

       Deferred:
           Federal                                    (168,000)              (153,000)                 338,000
           State                                       (52,000)               (30,000)                  89,000
                                             -----------------      -----------------      -------------------
                  Total deferred                      (220,000)              (183,000)                 427,000
                                             -----------------      ------------------     -------------------
       Provision for income taxes            $       1,919,400      $       2,718,000      $         2,329,000
                                             =================      =================      ===================

The following is a reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                              YEAR ENDED             YEAR ENDED             YEAR ENDED
                                             DECEMBER 31, 1999       DECEMBER 31, 1998       DECEMBER 31, 1997
                                             -----------------       -----------------       -----------------
       Income tax at the
         statutory rate                      $       1,885,000       $      2,400,000       $        2,299,000
       State income taxes
         (net of federal benefit)                      286,000                398,000                  282,000
       Minority interest                              (195,000)                   ---                 (159,000)
       Other                                           (56,600)               (80,000)                 (93,000)
                                             -----------------       ----------------           --------------
       Provision for income taxes            $       1,919,400       $      2,718,000       $        2,329,000
                                             =================       ================       ==================


       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                        DECEMBER 31, 1999             DECEMBER 31, 1998
                                                        -----------------             -----------------
       DEFERRED TAX ASSETS (LIABILITIES):

       State taxes                                    $           165,000            $           199,000
       Cardiac investment reserve                                 417,000                        321,000
       Inventory reserve                                          131,000                        145,000
       Bad debt reserve                                           246,000                        204,000
       Accruals not currently deductible for tax                   87,000                         74,000
       Inventory adjustment                                        66,000                         55,000
       Product reserves                                           161,000                        141,000
                                                      -------------------            -------------------
       Deferred tax assets                                      1,273,000                      1,139,000
                                                      -------------------            -------------------

       Depreciation and amortization                            (629,000)                       (714,000)
                                                      ------------------             -------------------
       Deferred tax liabilities                                 (629,000)                       (714,000)
                                                      ------------------             -------------------

       Net deferred tax assets                        $           644,000            $           425,000
                                                      ===================            ===================


5.     STOCK OPTIONS

       In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan ("1989 Plan") which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the 1989 Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. In May 1997, the Company terminated the 1989 Plan as to the granting of additional options. As of December 31, 1999, 566,428 options for shares of common stock had been granted and remain outstanding under this plan.

       In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. On June 1, 1999, this plan expired and no additional shares may be granted under this plan. Outstanding options shall continue to vest and remain exercisable in accordance with the grants outstanding. As of December 31, 1999, 10,000 options for shares of common stock had been granted and remain outstanding under this Plan.

       Options to purchase 15,000 shares of common stock were issued to each then current members of the Board in November 1996 and have exercise prices of $6.375 after repricing of the options on August 31, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares of each elapsed calendar month during which the director remains on the Company's Board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the Board. As of December 31, 1999, 45,000 options for shares of common stock had been granted and are outstanding.

       In May 1997, the Company's stockholders approved the 1997 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. The Plan allows for the issuance of up to 800,000 shares, with increases each January 1 that the Plan is in effect by a number of shares equal to one percent of the total number of outstanding shares of common stock on that date. As of January 1, 1999 the number of shares authorized by the plan increased to 895,585. As of December 31, 1999, 501,000 options for shares of common stock had been granted and are outstanding under this plan.

        Effective August 13, 1998, the Company repriced all outstanding options granted under all plans with exercise prices exceeding the closing market value of the stock on that date. Accordingly, the exercise price of these options was reduced to $6.375 per share.

        A summary of the Company's stock option plans as of the end of 1999 and 1998 and changes during the years is presented below:

                                           DECEMBER 31, 1999                DECEMBER 31, 1998             DECEMBER 31, 1997
                                   -------------------------------   ------------------------------  ----------------------------
                                                    WEIGHTED-AVE.                    WEIGHTED-AVE.                 WEIGHTED-AVE.
                                      SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE    SHARES      EXERCISE PRICE
                                   -------------    --------------   ------------    --------------  ----------    --------------
Outstanding, beginning of year         1,082,902    $      6.39           970,803   $        8.34       743,926    $       8.22
Granted                                   92,500           6.70           230,000            6.52       422,000            8.08
Exercised                               (16,637)           6.09           (15,717)           4.95       (56,385)           5.03
Canceled                                (36,337)           6.48          (102,184)           7.90      (138,738)           8.23
                                   -------------    -----------      ------------     -----------    ----------    ------------

Outstanding, end of year               1,122,428    $      6.45         1,082,902     $      6.39       970,803    $       8.34
                                    ============    ===========      ============     ===========     =========    ============

Available for future grants              394,585                          470,810                       593,000
                                    ============                     ============                     =========

Exercisable at end of year               663,457                          474,446                       316,899
                                    ============                     ============                     =========

Weighted-average fair value
of options granted during the year  $       3.64                     $       3.56                     $    2.54
                                    ============                     ============                     =========

          The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     OPTIONS OUTSTANDING
                                  -------------------------------------------------------
                                    NUMBER
          RANGE OF                OUTSTANDING      WEIGHTED-AVERAGE     WEIGHTED-AVERAGE
      EXERCISE PRICES             AT 12/31/99       EXERCISE PRICE       REMAINING TERM
      ---------------             -----------      ----------------     -----------------
     $5.19 to $5.47                   18,894            $ 5.320             1.9 years
     $5.50 to $6.50                  990,534            $ 6.375             3.8 years
     $6.51 to $7.50                  113,000            $ 7.295             2.6 years
     ---------------                 -------            -------             ---------
     $5.19 to  $7.50               1,122,428            $ 6.450             3.8 years
     ===============              ==========            =======             =========

         In calculating pro forma information regarding net income and net income per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 1999, 1998, and 1997, respectively: risk free interest rates of 6% for all periods; dividend yields of 0% for all periods; volatility of the expected market prices of the Company's common stock of .469, .542 and .316; and expected life of the options of 5.5 years for all periods.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 1999, 1998 and 1997 follows (in thousands, except per share information):

                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                        1999           1998             1997
                                                                   -------------    -----------     -----------
                           Pro forma net income                    $       2,464    $      4,077    $     3,381
                           Pro forma diluted net income
                               per share                           $         .50    $        .77    $       .61


         These pro forma amounts do not give effect to options granted prior to January 1, 1995.

6.       STOCK REPURCHASE PLAN

         On August 3, 1999, the Company announced its most recent Stock Repurchase Program of up to 500,000 shares of its common stock. The three Stock Repurchase Programs announced by the Company authorized repurchase of up to 1,100,000 shares of its common stock. For the year ending December 31, 1999, the Company repurchased a total of 387,550 shares at a cost of $2,445,250. For the year ended December 31, 1998 the Company repurchased a total of 318,300 shares at a cost of $2,742,473. For the year ended December 31, 1997, the Company repurchased a total of 156,000 shares at a cost of $1,292,366.00. The Company has repurchased a total of 974,650 shares since the inception of its Stock Repurchase Programs at a total cost of $7,388,459 with all amounts recorded as treasury stock. The Company's current repurchase program was active as of December 31, 1999.

7.       COMMITMENTS

         In March 1994, the Company took occupancy of office, manufacturing, engineering, warehouse space, and research and development laboratories under an operating lease with an initial term of two years. Under lease extensions, the current monthly lease rate is $14,410 through June 2000.

         In April 1999, the Company's subsidiary took possession of manufacturing, office and warehouse space under an operating lease through December 1999 at a monthly rent of $3,233. In December 1999, a new twelve month lease was entered into at a monthly rent of $4,849, commencing January 1, 2000.

         The future minimum lease payments under all operating leases are as follows:

                                                       Minimum Rental
                                                       --------------
                           2000                       $       174,000
                           2001                       $        30,000
                           2002                       $        23,000

         Total net rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was $227,000, $194,000 and $182,000,
respectively.

8.       CONTINGENCIES

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

9.       RELATED PARTY TRANSACTIONS

         CARDIAC SCIENCE, INC.

         During 1991, the Company was a party to the formation of Cardiac Science, Inc., for which the Company purchased 5,353,031 (pre-split) shares of common stock, for a cash payment of $.0016 per share. This purchase represented 77.3% of the outstanding stock. As of July 8, 1991, the Company distributed, as a dividend to its stockholders of record on that date, one share of Cardiac Science, Inc. stock for each share of Medstone stock held. The Company retained 629,768 (pre-split) shares of common stock of Cardiac Science, Inc.

         From 1991 through 1996, the Company performed various financings for Cardiac Science and received warrants to purchase Cardiac Science common stock. Due to the Company's exercise of warrants, common stock issued in lieu of interest and unsecured advances, the Company received 5,619,054 (pre-split) shares of Cardiac Science common stock.

         In April 1997, Cardiac Science effectuated a 1 for 11.42857143 reverse stock split, reducing the Company's holdings to 546,772 shares, which was the number of shares held until 1999. During 1999, the Company evaluated the market value of Cardiac Science and, with the prevailing share price, sold 55,105 shares of Cardiac Science during the third quarter of 1999 for a gain of approximately $244,000, which was included in other income. As of December 31, 1999, the Company holds 491,667 shares of Cardiac Science. This remaining investment has been recorded at a net investment value of $0 since 1997 due to Cardiac Science's previous historical financial performance and market valuation.

         The Company also held warrants to purchase 87,500 (post-split) shares of Cardiac Science at $.011 each, with an expiration date of September 2004. In the fourth quarter of 1999, the Company sold these warrants for a cash price of $3.00 per share and recognized a gain of approximately $262,000 which was included in other income.

         k. BIOTECH

         During the year, the Company increased its ownership interest in k.Biotech, Inc. by $100,000 for a total investment of $325,000 which represents a 21% interest. Two members of the Board of Directors of the Company are also shareholders of k.Biotech, Inc. and one member of the Board of Directors is the President of k.Biotech.

         DIGITAL IMAGING SYSTEMS

         During 1998, the Company obtained a 14% ownership interest in Digital Imaging Systems, Inc. ("DIS") for $300,000 and entered into a supply agreement whereby the Company will purchase equipment up to $1.1 million from DIS. In 1999, the Company recorded an investment writedown of $300,000 as a result of its review of the realizable value of this investment. DIS commenced shipments of its products to the Company in January 1999 pursuant to the supply agreement.

         UROGEN CORP.

         Urogen Corp. was a subsidiary of the Company until early 1996 at which time the Company spun off this subsidiary as a separate company. The Company distributed all the stock of Urogen to its stockholders, except for 100,000 shares which the Company retained. The 100,000 shares of Urogen common stock have a book value of $0 at both December 31, 1999 and 1998. The market value of the Urogen common stock is approximately $60,000 at December 31, 1999.

10.    EMPLOYEE BENEFIT PLAN

       In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the Board of Directors. During 1997, the Company's Board of Directors elected to match the employee contributions $.25 on a dollar, up to a maximum company contribution of $2,000 per year. In 1999, 1998 and 1997, the Company's contribution totaled $50,557, $44,430 and $37,991, respectively.

11.    MAJOR CUSTOMERS AND FOREIGN SALES

       During the year ended December 31, 1999, no single customer accounted for 10% or more of total revenues and the Company derived 3% of its total revenues from sales to foreign customers. During the year ended December 31, 1998, no single customer accounted for 10% or more of total revenues and the Company derived 4% of its total revenues from sales to foreign customers. During the year ended December 31, 1997, no single customer accounted for 10% of total revenues of the Company and the Company derived 2% of its total revenues from sales to foreign customers.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       The tables below set forth selected quarterly financial information for 1999 and 1998 (in thousands, except per share amounts):

     1999                         1ST QUARTER           2ND QUARTER        3RD QUARTER       4TH QUARTER
     ----                        ------------         -------------      --------------    -------------
     Net sales                    $       4,904       $       6,493       $      6,440     $        5,632
     Gross profit                         2,437               3,434              3,172              2,317
     Net income                             532                 633              1,182                494
     Basic earnings per share     $         .11       $        .12        $        .23    $           .10

     1998                          1ST QUARTER         2ND QUARTER         3RD QUARTER        4TH QUARTER
     ----                          -----------         -----------        ------------    ---------------

     Net sales                    $       5,852       $       6,268       $      6,263     $        5,442
     Gross profit                         2,964               3,441              3,425              2,995
     Net income                             956               1,195              1,273                918
     Basic earnings
        per share                 $         .18       $        .23        $        .25    $           .18

13.      SUBSEQUENT EVENTS

         In January 2000, the Company sold 89,167 shares of Cardiac Science Common Stock for gross proceeds of approximately $410,000.

         On January 21, 2000, after purchasing an additional 69,800 shares for a cost of $391,675, the Company suspended any further activity in its Stock Repurchase Program.

         On January 27, 2000, the Company sold 5,000 shares of Urogen common stock for gross proceeds of approximately $28,000.

                          MEDSTONE INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                  --------------------------------------
                               BALANCE AT          CHARGED TO              CHARGED TO                                 BALANCE AT
                                BEGINNING           COSTS AND                OTHER                                        END
DESCRIPTION                      OF YEAR             EXPENSES               ACCOUNTS              DEDUCTIONS            OF YEAR
-----------                    ----------         ---------------        ---------------        ---------------       -----------
FOR THE YEAR ENDED
DECEMBER 31, 1999:
------------------
Allowance for
  doubtful accounts              $602,564         $        35,000        $            --        $        66,312(b)      $571,252
                                 ========         ===============        ===============        ===============         ========

Allowance for
  inventory obsolescence         $337,437         $            --        $            --        $        30,234(a)      $307,203
                                 ========         ===============        ===============        ===============         ========


FOR THE YEAR ENDED
DECEMBER 31, 1998:

Allowance for
  doubtful accounts              $534,918         $       130,000        $            --        $        62,354(b)      $602,564
                                 ========         ===============        ===============        ===============         ========

Allowance for
  inventory obsolescence         $337,437         $            --        $            --                   $---         $337,437
                                 ========         ===============        ===============        ===============         ========


FOR THE YEAR ENDED
DECEMBER 31, 1997:

Allowance for
  doubtful accounts              $220,312         $       251,000        $        66,606        $        3,000(b)       $534,918
                                 ========         ===============        ===============        ===============         ========

Allowance for
  inventory obsolescence         $440,000         $            --        $            --              $102,563(a)       $337,437
                                 ========         ===============        ===============        ===============         ========




(a)   Write-off of inventory
(b)   Write-off of bad debt

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDSTONE INTERNATIONAL, INC.


                                          By:   /s/  David V. Radlinski
                                              ---------------------------------
                                                     David V. Radlinski
                                                  Chief Executive Officer

Dated:  March 27, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2000.

          SIGNATURE                                      TITLE
          ---------                                     -----
                                                  Chairman of the Board,
/s/  David V. Radlinski                          Chief Executive Officer
-----------------------------------                    and Director
     David V. Radlinski                        (Principal Executive Officer)



/s/    Mark Selawski
-----------------------------------               Chief Financial Officer
       Mark Selawski                   (Principal Financial and Accounting Officer)



/s/  Donald J. Regan
-----------------------------------                   Director
     Donald J. Regan



/s/   Frank R. Pope
-----------------------------------                   Director
      Frank R. Pope



/s/    David A. Reed
-----------------------------------                   Director
       David A. Reed



/s/   Michael C. Tibbitts
-----------------------------------                   Director
      Michael C. Tibbitts

                                 EXHIBIT INDEX


            EXHIBIT NO.                            DESCRIPTION
            -----------             ----------------------------------------
            3.1                     Certificate of Incorporation of the Company, as amended (1)
            3.2                     Restated and Amended Bylaws of the Company (2)
            4.2                     Specimen Certificate of the Company's Common Stock (3)
            10.26                   1989 Stock Incentive Plan (4)(5)
            10.27                   Non-employee Director Stock Option Plan (4)(5)
            10.28                   Facility Lease on 100 Columbia (6)
            10.29                   1997 Stock Incentive Plan (5)(7)
            10.30                   Employment Agreement with David Radlinski (5)
            10.31                   Employment Agreement with Mark Selawski (5)
            10.32                   Employment Agreement with Eva Novotny (5)
            21                      Subsidiaries
            23.1                    Consent of Independent Auditors
            27                      Financial Data Schedule
            28.2                    Form of Cytocare, Inc. Information Statement - Distribution to Shareholders of Stock
                                    of Cardiac Science, Inc. (8)
            28.3                    Form of Medstone International, Inc. Information Statement - Distribution to
                                    Shareholders of Stock of Endocare, Inc. and Urogen Corp. (9)

---------------------------------------
(1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

(2) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

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