Form 10-Q
period 2000-03-31
MEDSTONE INTERNATIONAL INC/
filed 2000-05-11
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     MARCH 31, 2000
                                   --------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________


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

The number of shares of the Common Stock of the registrant outstanding as of May 8, 2000 was 4,598,192.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                           Page No.
                                                                           --------
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets
              March 31, 2000 (Unaudited) and December 31, 1999                3

            Condensed Consolidated Statements of Income
              Three Months Ended March 31, 2000 and 1999 (Unaudited)          4

            Condensed Consolidated Statement of Stockholders' Equity
              Three Months Ended March 31, 2000 (Unaudited)                   5

            Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2000 and 1999 (Unaudited)          6

            Notes to Unaudited Condensed Consolidated Financial Statements    7

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                14

Item 2.     Changes in Securities                                            14

Item 3.     Defaults Upon Senior Securities                                  14

Item 4.     Submission of Matters to a Vote of Security Holders              14

Item 5.     Other Information                                                14

Item 6.     Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   15

                          MEDSTONE INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2000            1999
                                                                      ------------    ------------
                                                                           (Unaudited)
                                             ASSETS

Current assets:
     Cash and cash equivalents                                        $  4,895,443    $  1,061,422
     Short-term investments held to maturity                             5,551,250       8,629,990
     Accounts receivable, less allowance for doubtful accounts of
         $517,635 at March 31, 2000 and $571,252
         at December 31,1999, respectively                               3,983,696       3,291,372
     Inventories, less allowance for inventory obsolescence
         of $218,313 at March 31, 2000 and $307,203 at
         December 31, 1999, respectively                                 5,702,397       5,760,887
     Deferred tax assets                                                 1,273,386       1,273,386
     Prepaid expenses and other current assets                             427,009         366,774
                                                                      ------------    ------------

             Total current assets                                       21,833,181      20,383,831

Buildings, property and equipment, at cost:
     Building                                                              359,324         359,324
     Lithotripters                                                      11,489,204      11,163,744
     Equipment                                                           1,769,321       1,698,185
     Furniture and fixtures                                                885,490         879,458
     Leasehold improvements                                                147,200         147,200
                                                                      ------------    ------------
                                                                        14,650,539      14,247,911
     Less accumulated depreciation and amortization                     (8,877,690)     (8,308,841)
                                                                      ------------    ------------
     Net property and equipment                                          5,772,849       5,939,070
                                                                      ------------    ------------

Goodwill, net of amortization                                            3,382,893       3,409,916
Other assets, net                                                          465,276         442,195
                                                                      ------------    ------------
                                                                      $ 31,454,199    $ 30,175,012
                                                                      ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $    570,329    $    611,492
     Accrued expenses                                                      659,648         716,619
     Accrued income taxes                                                  797,644         263,058
     Accrued payroll expenses                                              476,595         346,262
     Customer deposits                                                       6,000              --
     Deferred revenue                                                      943,474         907,326
                                                                      ------------    ------------
         Total current liabilities                                       3,453,690       2,844,757

Deferred tax liabilities                                                   628,856         628,856
Minority interest                                                          363,810         284,350

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized,
          5,667,142 shares issued and outstanding at both
          March 31, 2000 and December 31, 1999                              22,669          22,669
     Additional paid-in capital                                         19,177,274      19,177,274
     Accumulated earnings                                               15,541,783      14,619,507
     Accumulated other comprehensive (loss)/income                          46,251         (13,942)
     Treasury stock, at cost, 1,044,450 shares at March 31, 2000
         and 974,650 shares at December 31, 1999                        (7,780,134)     (7,388,459)
                                                                      ------------    ------------
         Total stockholders' equity                                     27,007,843      26,417,049
                                                                      ------------    ------------
                                                                      $ 31,454,199    $ 30,175,012
                                                                      ============    ============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                      2000          1999
                                                                  -----------    ----------
Revenues:
     Net equipment sales                                          $ 1,329,044    $       --
     Procedures, maintenance and management fees                    4,650,318     4,767,272
     Interest income                                                  129,997       136,729
                                                                  -----------    ----------
         Total revenues                                             6,109,359     4,904,001

Costs and operating expenses:
     Cost of equipment sales                                          926,414            --
     Cost of procedures and maintenance fees                        2,695,744     2,467,272
     Research and development                                         257,053       323,908
     Selling                                                          534,670       351,614
     General and administrative                                       724,189       733,405
                                                                  -----------    ----------
         Total costs and operating expenses                         5,138,070     3,876,199
                                                                  -----------    ----------

         Operating income                                             971,289     1,027,802

Other expense (income):
     Gain on sale of investments                                     (782,557)           --
     Other (income) expense                                            10,111        12,896
                                                                  -----------    ----------
         Total other expenses (income)                               (772,446)       12,896
                                                                  -----------    ----------
Income before provision for income taxes                            1,743,735     1,014,906
Provision for income taxes                                            630,000       349,400
Minority interest in subsidiaries income                              191,459       133,134
                                                                  -----------    ----------

Net income                                                        $   922,276    $  532,372
                                                                  ===========    ==========
Earnings per share:
         Basic                                                    $       .20    $      .11
                                                                  ===========    ==========
         Diluted                                                  $       .20    $      .10
                                                                  ===========    ==========

Number of shares used in the computation of earnings per share:
         Basic                                                      4,622,692     5,065,447
                                                                  ===========    ==========
         Diluted                                                    4,649,818     5,201,191
                                                                  ===========    ==========


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK                                     ACCUMULATED
                                ----------------------   ADDITIONAL                      OTHER
                                NUMBER OF                  PAID-IN     ACCUMULATED   COMPREHENSIVE    TREASURY
                                  SHARES       AMOUNT      CAPITAL      EARNINGS     INCOME (LOSS)      STOCK          TOTAL
                                ----------     -------   -----------   -----------   -------------   -----------    ------------
Balance at December 31, 1999     4,692,492     $22,669   $19,177,274   $14,619,507     $(13,942)     $(7,388,459)   $ 26,417,049

Treasury stock repurchased         (69,800)         --            --            --           --         (391,675)       (391,675)

Unrealized gain on foreign
   currency translation                 --          --            --            --       60,193               --          60,193

Net income                              --          --            --       922,276           --               --         922,276
                                 ---------     -------   -----------   -----------     --------      -----------    ------------

BALANCE AT MARCH 31, 2000
    (UNAUDITED)                  4,622,692     $22,669   $19,177,274   $15,541,783     $ 46,251      $(7,780,134)   $ 27,007,843
                                 =========     =======   ===========   ===========     ========      ===========    ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                          2000           1999
                                                                       -----------    -----------
Cash flows from operating activities:
   Net income                                                          $   922,276    $   532,372
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        595,872        481,095
      Provision for bad debts                                                   --          5,000
      Provision for inventory obsolescence                                  10,000             --
      Gain on sale of long-term investments                               (782,557)            --
      Minority interest in partnerships                                    191,459        133,134

      Changes in assets and liabilities:
        Accounts receivable                                               (692,324)      (151,683)
        Inventories                                                         48,490       (704,949)
        Prepaid expenses and other current assets                          (60,235)       351,421
        Accounts payable and accrued expenses                              (91,351)       220,863
        Accrued payroll expenses                                           130,333          5,845
        Accrued income taxes                                               534,586        271,520
         Deferred revenue                                                   36,148         (7,818)
        Customer deposits                                                    6,000         78,300
        Other, net                                                          37,113            188
                                                                       -----------    -----------
Net cash provided by operating activities                                  885,810      1,215,288
                                                                       -----------    -----------

Cash flows from investing activities:
   Purchase of short-term investments                                   (2,479,122)    (5,296,460)
   Maturity of short-term investments                                    5,557,862      5,360,296
   Proceeds from sale of long-term investments                             782,557             --
   Distribution of minority interest                                      (112,000)      (172,000)
   Purchase of property and equipment                                     (402,628)      (243,220)
                                                                       -----------    -----------
Net cash provided by (used in) investing activities                      3,346,669       (351,384)
                                                                       -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       --         27,905
   Purchase of treasury stock                                             (391,675)            --
   Loan payments                                                            (6,783)            --
                                                                       -----------    -----------
Net cash provided by (used in) financing activities                       (398,458)      (151,683)

Net increase in cash and cash equivalents                                3,834,021        891,809
Cash and equivalents at beginning of period                              1,061,422      1,128,463
                                                                       -----------    -----------
Cash and equivalents at end of period                                  $ 4,895,443    $ 2,020,272
                                                                       ===========    ===========

Supplemental cash flow disclosures:

  Cash paid during the period for:

    Income taxes                                                       $   115,604    $    70,265


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


A.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 2000 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.   ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

     The components of accumulated other comprehensive (loss)/income are as follows:

                                                            CURRENCY
                                                           TRANSLATION
                                                           ADJUSTMENT
                                                           -----------
          Balance at December 31, 1999                      $(13,942)
          Foreign currency translation adjustments            60,193
                                                            --------
          Balance at March 31, 2000                         $ 46,251
                                                            ========

     The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

     For the three months ended March 31, 2000, total comprehensive income was $982,469. For the three months ended March 31, 1999, the Company did not reflect any difference between reported net income and total comprehensive income.

C.   BUSINESS SEGMENTS

     The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                                  THREE MONTHS ENDED
                                          -----------------------------------
                                          MARCH 31, 2000       MARCH 31, 1999
                                          --------------       --------------
          Revenue:
            Equipment sales                 $1,329,044          $        --
            Fees for procedures,
               maintenance and
               management                    4,650,318            4,767,272
                                            ----------          -----------
                                            $5,979,362          $ 4,767,272
                                            ==========          ===========
          Operating income (loss):
             Equipment sales                $  109,181          $  (137,711)
             Fees for procedures,
                maintenance and
                management                   1,634,554            1,152,616
                                            ----------          -----------
                                            $1,743,735          $ 1,014,905
                                            ==========          ===========

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

     The following table sets forth the computation of earnings per share:

                                                  THREE MONTHS ENDED
                                            ------------------------------
                                             MARCH 31,           MARCH 31,
                                               2000                1999
                                            ----------          ----------
Numerator: Net income                       $  922,276          $  532,372
                                            ==========          ==========

Denominator for weighted
  average shares outstanding                 4,622,692           5,065,447
                                            ==========          ==========

Basic earnings per share                    $      .20          $      .11
                                            ==========          ==========

Effect of dilutive securities:
  Weighted average shares outstanding        4,622,692           5,065,447
Stock options                                   27,126             135,744
                                            ----------          ----------

Denominator for diluted earnings
  per share                                  4,649,818           5,201,191
                                            ==========          ==========

Diluted earnings per share                  $      .20          $      .10
                                            ==========          ==========

     Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    MARCH 31,         DECEMBER 31,
                                      2000                1999
                                   ----------         ------------
          Raw materials            $4,117,239          $3,699,983
          Work in process             155,941             427,600
          Finished goods            1,429,217           1,633,304
                                   ----------          ----------
                                   $5,702,397          $5,760,887
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

G.   SUBSEQUENT EVENTS

     On April 3, 2000, the Company signed a sixty-four month lease agreement on its current headquarter facilities in Aliso Viejo, California.

     On April 20, 2000, the Company purchased a 46% interest in MediCredit.com, Inc. for a total of $1 million in cash. The Company has also agreed to provide a line of credit of up to $2 million for MediCredit.com, Inc., at prime rate.

     On April 23, 2000, the Company resumed activity in its existing Stock Repurchase Program and, as of May 8, 2000, has repurchased a total of 25,000 shares of its common stock for a cost of approximately $155,000.

     From April 1st, 2000 through May 8, 2000 the Company has sold an additional 53,500 shares of Cardiac Science common stock for proceeds of approximately $298,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

     Medstone manufactures, markets and maintains lithotripters, and continues to evolve its Fee-for- Service Program to supply lithotripsy equipment to providers on a per procedure basis. The Company also offers a line of urology procedure tables and x-ray imaging products as additional product lines. This allows opportunities for bundling the lithotripsy products and urological procedure tables to potential customers. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

     The Company currently offers lithotripsy procedures using 15 mobile and 14 transmobile systems along with two fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the expansion of this manufacturer direct business.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The Company recognized revenues of approximately $6.1 million in the first quarter of 2000, a 25% increase compared to $4.9 million in the corresponding period of 1999. Equipment revenues increased in the first quarter of 2000 as four lithotripsy units were shipped in that period compared to no unit shipments in the first three months of 1999 as customers were waiting for the introduction of the Company's STS-T transportable lithotripsy product. The revenue from the Company's maintenance, procedure and fee-for-service activities decreased by 2%, or $117,000 in the first three months of 2000 when compared to the same period of 1999. The decrease is due to a 9% decrease in fee-for-service revenue in the first three months of 2000 when compared to the same period in the prior year due to conversions of several sites from fee-for-service to unit purchases. Offsetting most of the decrease in fee-for-service revenue is an increase in revenues from the new imaging product lines introduced in 1999 or added through acquisitions during 1999. Competitive pressures for fee-for-service continues to negatively impact revenue growth.

     Cost of sales on equipment sales were 70% in the three months ended March 31, 2000. The current year's cost of sales as a percentage of sales compares favorably with recent shipments of the STS lithotripters due to cost reductions built into the new system.

     Recurring revenue costs of sales increased to 58% in the first quarter of 2000, compared to 52% in the same period in the prior year due to placement of a large number of new fee-for-service lithotripters as the lithotripsy delivery system continues to evolve. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 61% in the first quarter of 2000 compared to 52% in the same period in the prior year due to lower margins in the equipment sales segment.

     Research and development costs decreased by 21%, or $67,000 in the first quarter of 2000 compared to the same quarter of 1999 due to the prior year's expenses connected with the completion of the Medstone STS-T transportable lithotripter.

     Sales expenses increased by $183,000 or 52% in the first quarter of 2000 when compared to the same period of 1999 due to higher commission expenses, travel expenses and advertising expenses associated with the expanded sales and marketing efforts on a wider range of products.

     General and administrative expenses decreased by 1%, or $9,000, in the first quarter of 2000 when compared to the first quarter of 1999 due to lower legal expenses in the current year due to 1999's evaluation of the Company's strategic plan mostly offset by higher costs for operations in the U.K. and consultants for the Company's efforts in seeking approval from the FDA for lithotripsy treatment of gallstones.

     Gain on sale of investments was approximately $783,000 in the three months ended March 31, 2000 with no comparable activity in the same period of the prior year due to the Company's sale of 140,167 shares of Cardiac Science, Inc. common stock and 5,000 shares of Genstar Therapeutics Corp. (formerly Urogen Corp.), both of which had a net book value of $0.

     Other expense remained consistent in the three months ended March 31, 2000 when compared to the same period of 1999 as the Company amortizes the goodwill from acquisitions over lives ranging from 15 to 40 years.

     Provision for income taxes for the first quarter of 2000 increased by $280,600, or 80%, as a result of higher taxable income in the current year compared to the same period in the prior year.

     Minority interest in subsidiaries' income increased to $191,000 in the three months ended March 31, 2000, compared to $133,000 in the three months ended March 31, 1999 due to higher activity in the Northern Nevada and Southern Idaho operations.

Liquidity and Capital Resources

     At March 31, 2000, the Company had cash and short-term investments of approximately $10.4 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

     As of March 31, 2000, the Company held 351,500 shares of Cardiac Science, Inc. common stock and 95,000 shares of Genstar Therapeutics Corp. common stock. The Company will continue to liquidate its holdings in these companies as markets allow. Through May 8, 2000, the Company has sold an additional 53,500 shares of Cardiac Science, Inc. common stock for proceeds of approximately $298,000.

     As of May 8, 2000, the Company's holdings of Cardiac Science, Inc. common stock of 298,000 shares has an approximate market value of $1,472,000. Its holdings of Genstar Therapeutics Corp. (95,000 shares) has an approximate market value of $617,000.

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

     The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 2000.

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

               (10.33)  Facility Lease on 100 Columbia dated April 3rd, 2000

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


                                                MEDSTONE INTERNATIONAL, INC.
                                                  A Delaware corporation


Date: May 10, 2000
                                                /s/ Mark Selawski
                                                -------------------------
                                                Mark Selawski
                                                Chief Financial Officer
                                                (Principal financial and
                                                accounting officer)

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER          DESCRIPTION
         ------          -----------
         10.33           Facility Lease on 100 Columbia dated April 3rd, 2000

         27              Financial Data Schedule