Form 10-Q
period 2000-06-30
MEDSTONE INTERNATIONAL INC/
filed 2000-08-10
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      JUNE 30, 2000
                                    -------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________


                         Commission file number 0-16752
                                               ---------

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

The number of shares of the Common Stock of the registrant outstanding as of August 3, 2000 was 4,463,892.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                                    Page No.
                                                                                    --------
Item 1.    Financial Statements:

           Consolidated Balance Sheets
              June 30, 2000 (Unaudited) and December 31, 1999                          3

           Condensed Consolidated Statements of Operations (Unaudited)
              Three and Six Months Ended June 30, 2000 and 1999                        4

           Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
              Six Months Ended June 30, 2000                                           5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
              Six Months ended June 30, 2000 and 1999                                  6

           Notes to Unaudited Condensed Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               11


                                    PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                          15

Item 2.    Changes in Securities                                                      15

Item 3.    Defaults Upon Senior Securities                                            15

Item 4.    Submission of Matters to a Vote of Security Holders                        15

Item 5.    Other Information                                                          15

Item 6.    Exhibits and Reports on Form 8-K                                           15

Signatures                                                                            16

                         MEDSTONE INTERNATIONAL, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,         DECEMBER 31,
                                                                            2000               1999
                                                                        ------------       ------------
                                                                        (Unaudited)
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                          $  1,212,782       $  1,061,422
     Short-term investments held to maturity                               7,767,338          8,629,990
     Accounts receivable, less allowance for doubtful accounts of
         $479,455 at June 30, 2000 and $571,252
         at December 31,1999, respectively                                 4,613,838          3,291,372
     Inventories, less allowance for inventory obsolescence
         of $248,313 at June 30, 2000 and $307,203 at
         December 31, 1999, respectively                                   6,127,329          5,760,887
     Deferred tax assets                                                   1,273,386          1,273,386
     Prepaid expenses and other current assets                               346,625            366,774
                                                                        ------------       ------------
             Total current assets                                         21,341,298         20,383,831

Buildings, property and equipment, at cost:
     Building                                                                359,324            359,324
     Lithotripters                                                        11,489,204         11,163,744
     Furniture and fixtures                                                2,591,060          2,577,643
     Leasehold improvements                                                  157,083            147,200
                                                                        ------------       ------------
                                                                          14,596,671         14,247,911
     Less accumulated depreciation and amortization                       (9,312,840)        (8,308,841)
                                                                        ------------       ------------

     Net property and equipment                                            5,283,831          5,939,070
                                                                        ------------       ------------

Goodwill, net of amortization                                              3,357,662          3,409,916
Investment in unconsolidated subsidiaries                                  1,325,000            325,000
Other assets, net                                                            122,631            117,195
                                                                        ------------       ------------
                                                                        $ 31,430,422       $ 30,175,012
                                                                        ============       ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    828,192       $    611,492
     Accrued expenses                                                        644,125            716,619
     Accrued income taxes                                                    339,379            263,058
     Accrued payroll expenses                                                389,026            346,262
     Customer deposits                                                         5,900                 --
     Deferred revenue                                                        901,801            907,326
                                                                        ------------       ------------
         Total current liabilities                                         3,108,423          2,844,757

Deferred tax liabilities                                                     628,856            628,856
Minority interest                                                            412,358            284,350

Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized,
          5,668,142 shares issued and outstanding at both
          June 30, 2000 and December 31, 1999                                 22,673             22,669
     Additional paid-in capital                                           19,182,460         19,177,274
     Accumulated earnings                                                 16,096,772         14,619,507
     Accumulated other comprehensive (loss) income                            97,315            (13,942)
     Treasury stock, at cost, 1,101,450  shares  at June 30, 2000
         and 974,650 shares at December 31, 1999                          (8,118,435)        (7,388,459)
                                                                        ------------       ------------

         Total stockholders' equity                                       27,280,785         26,417,049
                                                                        ------------       ------------
                                                                        $ 31,430,422       $ 30,175,012
                                                                        ============       ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                      ----------------------------      ------------------------------
                                                         2000              1999             2000              1999
                                                      -----------       ----------      ------------       -----------
Revenues:
     Net equipment sales                              $ 1,177,500       $1,510,033      $  2,506,544       $ 1,600,770
     Procedures, maintenance and management fees        4,656,903        4,840,152         9,307,221         9,516,687
     Interest income                                      148,702          142,466           278,699           279,195
                                                      -----------       ----------      ------------       -----------
        Total revenues                                  5,983,105        6,492,651        12,092,464        11,396,652

Costs and expenses:
     Cost of equipment sales                              843,230          792,398         1,717,338           852,659
     Costs of procedures and maintenance fees           2,685,084        2,265,876         5,433,133         4,672,887
     Research and development                             403,324          377,033           660,377           700,941
     Selling                                              496,386          698,678         1,031,056         1,050,292
     General and administrative                           658,554          798,747         1,382,743         1,532,152
                                                      -----------       ----------      ------------       -----------
            Total costs and operating expenses          5,086,578        4,932,732        10,224,647         8,808,931
                                                      -----------       ----------      ------------       -----------

        Operating income                                  896,527        1,559,919         1,867,817         2,587,721

Other expense (income):
     Gain on sale of investments                         (298,154)              --        (1,080,710)               --
     Other expense                                         41,155          320,736            51,265           333,632
                                                      -----------       ----------      ------------       -----------
        Total other expenses (income)                    (256,999)         320,736        (1,029,445)          333,632
                                                      -----------       ----------      ------------       -----------
Income before provision for income taxes                1,153,526        1,239,183         2,897,262         2,254,089
Provision for income taxes                                389,990          454,000         1,019,990           803,400
Minority interest in subsidiaries income                  208,548          151,893           400,007           285,027
                                                      -----------       ----------      ------------       -----------

Net income                                            $   554,988       $  633,290      $  1,477,265       $ 1,165,662
                                                      ===========       ==========      ============       ===========
Earnings per share:
     Basic                                            $       .12       $      .12      $        .32       $       .23
                                                      ===========       ==========      ============       ===========
     Diluted                                          $       .12       $      .12      $        .32       $       .22
                                                      ===========       ==========      ============       ===========

Number of shares used in the computation of
  earnings per share:
     Basic                                              4,590,025        5,070,143         4,606,359         5,067,796
                                                      ===========       ==========      ============       ===========
     Diluted                                            4,591,319        5,221,813         4,611,010         5,211,477
                                                      ===========       ==========      ============       ===========


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK                                    ACCUMULATED
                                   --------------------    ADDITIONAL                      OTHER
                                   NUMBER OF                PAID-IN     ACCUMULATED    COMPREHENSIVE   TREASURY
                                    SHARES      AMOUNT      CAPITAL      EARNINGS      INCOME (LOSS)    STOCK          TOTAL
                                   ---------    -------   -----------   -----------    -------------  -----------   ------------
Balance at December 31, 1999       4,692,492    $22,669   $19,177,274   $14,619,507     $ (13,942)    $(7,388,459)  $ 26,417,049

Common stock options exercised         1,000          4         5,186            --            --              --          5,190

Treasury stock repurchased          (126,800)        --            --            --            --        (729,976)      (729,976)

Unrealized gain on foreign
  currency translation                    --         --            --            --       111,257              --        111,257

Net income                                --         --            --     1,477,265            --              --      1,477,265
                                   ---------    -------   -----------   -----------     ---------     -----------   ------------
BALANCE AT JUNE 30, 2000
  (UNAUDITED)                      4,566,692    $22,673   $19,182,460   $16,096,772     $  97,315     $(8,118,435)  $ 27,280,785
                                   =========    =======   ===========   ===========     =========     ===========   ============


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         2000            1999
                                                                      -----------     -----------
Cash flows from operating activities:
     Net income                                                       $ 1,477,265     $ 1,165,662
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                  1,204,978         970,021
         Minority interest in partnership                                 400,007         285,027
         Provision for doubtful accounts                                       --          15,000
         Provision for inventory obsolescence                              40,000              --
         Gain on sale of long-term investments                         (1,080,710)             --
         Provision for investment writedown                                    --         300,000
      Changes in assets and liabilities:
         Accounts receivable                                           (1,322,466)       (365,697)
         Inventories                                                     (406,442)       (928,210)
         Prepaid expenses and other current assets                         20,149         167,999
         Accounts payable and accrued expenses                            162,194         365,271
         Accrued payroll expenses                                          42,764          83,387
         Accrued income taxes                                              76,321         (96,238)
         Deferred revenue                                                  (5,525)         68,863
         Customer deposits                                                  5,900              --
         Other, net                                                       105,822          (3,663)
                                                                      -----------     -----------

               Net cash provided by operating activities                  720,257       2,027,422
                                                                      -----------     -----------
Cash flows from investing activities:
         Purchase of marketable securities                             (7,767,338)     (7,769,392)
         Sale of marketable securities                                  8,629,990       8,510,108
         Sale of long-term investments                                  1,080,710              --
         Purchase of subsidiary                                                --        (165,600)
         Investments in other entities                                 (1,000,000)             --
         Distribution of minority interest                               (272,000)       (338,300)
         Purchase of property and equipment                              (501,208)       (614,969)
         Disposals of property and equipment                                3,723          23,705
                                                                      -----------     -----------

               Net cash provided by (used in) investing activities        173,877        (354,448)
                                                                      -----------     -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock                             5,190          68,284
         Purchase of treasury stock                                      (729,976)             --
         Loan payment                                                     (17,988)             --
                                                                      -----------     -----------

               Net cash provided by (used in) financing activities       (742,774)         68,284
                                                                      -----------     -----------
Net increase in cash and equivalents                                      151,360       1,741,258
Cash and equivalents at beginning of period                             1,061,422       1,128,463
                                                                      -----------     -----------
Cash and equivalents at end of period                                 $ 1,212,782     $ 2,869,721
                                                                      ===========     ===========
Supplemental cash flow disclosures:

Cash paid during the period for:
   Income taxes                                                       $   945,926     $   892,023


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

A.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 2000 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

         On April 20, 2000, the Company purchased common stock representing 46% of the outstanding shares of Medicredit.com, Inc. The Company reflects this purchase as an investment in unconsolidated subsidiary and reflects its proportional percentage of operating income or loss in other (income) expense. Operating results for Medicredit.com, Inc. for the three months ended June 30, 2000 were not material.

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

B.       ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of other comprehensive loss are as follows:

                                                       CURRENCY
                                                      TRANSLATION
                                                       ADJUSTMENT
                                                      -----------
         Balance at December 31, 1999                  $ (13,942)
         Foreign currency translation adjustments        111,257
                                                       ---------
         Balance at June 30, 2000                      $  97,315
                                                       =========

         The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

         The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

C.       BUSINESS SEGMENTS

         The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                     -------------------------------      --------------------------------
                                     JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000      JUNE 30, 1999
                                     -------------     -------------      -------------      -------------
Revenue:
  Equipment sales                     $1,177,500        $ 1,510,033        $ 2,506,544        $ 1,600,770
  Fees for procedures,
    maintenance and management         4,656,903          4,840,152          9,307,221          9,516,187
                                      ----------        -----------        -----------        -----------
                                      $5,834,403        $ 6,350,185        $11,813,765        $11,117,457
                                      ==========        ===========        ===========        ===========

Pretax income:
  Equipment sales                     $  113,757        $   226,025        $   222,070        $   118,790
  Fees for procedures,
    maintenance and management         1,039,769          1,013,158          2,675,192          2,135,299
                                      ----------        -----------        -----------        -----------
                                      $1,153,526        $ 1,239,183        $ 2,897,262        $ 2,254,089
                                      ==========        ===========        ===========        ===========


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

         The following table sets forth the computation of earnings per share:

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE  30,                   JUNE 30,
                                                ------------------------    ------------------------
                                                   2000          1999          2000          1999
                                                ----------    ----------    ----------    ----------
Numerator: Net income                           $  554,988    $  633,290    $1,477,265    $1,165,662
                                                ==========    ==========    ==========    ==========

Denominator for weighted average
  shares outstanding                             4,590,025     5,070,143     4,606,359     5,067,796
                                                ==========    ==========    ==========    ==========

Basic earnings per share                        $      .12    $      .12    $      .32    $      .23
                                                ==========    ==========    ==========    ==========

Effect of dilutive securities:

  Weighted average shares outstanding            4,590,025     5,070,143     4,606,359     5,067,796

Stock options                                        1,294       151,670         4,651       143,681
                                                ----------    ----------    ----------    ----------
Denominator for diluted earnings per share       4,591,319     5,221,813     4,611,010     5,211,477
                                                ==========    ==========    ==========    ==========

Diluted earnings per share                      $      .12    $      .12    $      .32    $      .22
                                                ==========    ==========    ==========    ==========

         Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.       INVENTORIES

         At June 30, 2000 and December 31, 1999, inventories consisted of the following:

                              JUNE 30,         DECEMBER 31,
                                2000              1999
                             ----------        -----------
Raw materials                $4,183,256        $3,699,983
Work in process                 397,397           427,600
Finished goods                1,546,676         1,633,304
                             ----------        ----------
                             $6,127,329        $5,760,887
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

G.       STOCK REPURCHASE PLAN

         In the second quarter of 2000 the Company completed the stock repurchase plan previously announced in August 1999 and on June 22, 2000 the Company announced a stock repurchase plan of up to 250,000 additional shares of its Common Stock. During the second quarter of 2000 the Company purchased a total of 57,000 shares at an aggregate cost of $338,301. Under all of the Company's stock repurchase plans a total of 1,101,450 shares have been repurchased at a total cost of $8,118,435.

H.       SUBSEQUENT EVENTS

         Sale of Cardiac Science Stock

         Subsequent to June 30, 2000, the Company sold 30,000 shares of its holdings of Cardiac Science, Inc., for gross proceeds of approximately $192,000 in cash. The Company still holds 268,000 shares of Cardiac Science, Inc.

         Stock Repurchase Plan

         From July 1st through August 3, 2000, the Company has repurchased 102,800 shares of its Common Stock under the current Stock Repurchase Plan for a cost of approximately $587,000.

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

RESULTS OF CONSOLIDATED OPERATIONS

GENERAL

         Medstone manufactures, markets and maintains lithotripters, and continues to evolve its Fee- for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. The Company also offers a line of urology procedure tables and x-ray imaging products as additional product lines. This allows opportunities for bundling the lithotripsy products and urological procedure tables to potential customers. The Company also provides radiology imaging suites in the United Kingdom through its Zenith Medical Systems Ltd. Subsidiary. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

         The Company currently offers lithotripsy procedures using 15 mobile and 14 transmobile systems along with two fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the expansion of this manufacturer direct business.

RESULTS OF OPERATIONS

         Three Months ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         The Company recorded total revenue of $6.0 million in the second quarter of 2000, an 8% decrease compared to the second quarter of 1999. Equipment revenues decreased to $1.2 million in the quarter ending June 30, 2000 from $1.5 million in the comparable quarter of the prior year, or a 22% decrease, as the Company shipped two lithotripsy systems in 2000 versus four systems in 1999. Partially offsetting this decrease in lithotripsy equipment revenue was the shipment of a radiology imaging suite in the Company's Zenith Medical Systems Ltd. ("Zenith") subsidiary during the second quarter of 2000, the first equipment system shipment since acquisition of Zenith in late 1999. Revenues from procedures, maintenance and management fees decreased from $4.8 million in the three months ended June 30, 2000 to $4.7 million in the same period of the prior year due to lower patient counts on the Company's fee-for-service equipment and lower average per patient reimbursement partially offset by higher revenues in the Company's partnership activities.

         Interest income increased by 4% in the second quarter of 2000 when compared to the same period of the prior year due to higher investment yields even though the average invested balance has decreased.

         Cost of sales on equipment sales increased to 72% of sales in the three months ended June 30, 2000 compared to 52% of sales in the same period of 1999. This increase is due to a higher cost of sales of radiology equipment and increased costs of production on lithotripsy equipment. Recurring revenue cost of sales increased to 58% of sales in the quarter ended June 30, 2000 compared to 47% in the same quarter of the prior year due to the additional equipment in service to provide fee-for-service lithotripsy in the mobile and transmobile environments. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 60% in the second quarter of 2000 compared to 48% in the second quarter of 1999.

         Research and development costs increased by 7%, or $26,000 in the second quarter of 2000 when compared to the same quarter of 1999 as the Company continued its development of the UroPro-2000 urology imaging table in 2000 while 1999 reflected the final development costs of the STS-T.

         Selling costs decreased to $496,000 in the second quarter of 2000 compared to $699,000 in the same period of the prior year, a change of $202,000 or 29% due to lower commission costs on lower equipment shipments, lower tradeshow expenses and lower marketing payroll.

         General and administrative expenses decreased by $140,000 or 18% in the three months ended June 30, 2000 compared to the same period in the prior year due to lower legal and consulting expenses due to 1999's strategic planning process.

         Gain on sale of investments was approximately $298,000 in the quarter ending June 30, 2000 with no comparable activity in the same period of 1999 due to the Company's sale of 53,500 shares of Cardiac Science, Inc. common stock, which has a net book value of $0.

         Other expense decreased to $41,000 in the second quarter of 2000 from $321,000 in the same period of 1999 due to 1999's $300,000 provision for impairment of the investment in Digital Imaging Systems.

         Provision for income taxes for the second quarter of 2000 decreased by $64,000 as a result of lower taxable income in the current year when compared to the same period of 1999.

         Minority interest in subsidiaries income increased by $57,000 or 37% in the three months ended June 30, 2000 when compared to the same period of the prior year due to higher activity in the Northern Nevada and Southern Idaho operations.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         The Company recognized revenue of $12.1 million in the first six months of 2000 or a 6% increase compared to $11.4 million in the corresponding period of 1999. Equipment revenue increased by $906,000, or 57%, due to shipment of six lithotripers and a radiographic imaging suite in the current period compared to shipment of four lithotripters in the same period of 1999. Revenues from procedures, maintenance and management fees decreased by $209,000, or 2%, due to lower patient counts on the Company's fee-for-service program.

         Interest income remained level for the first six months of 2000 when compared to the same period of the prior year as higher interest yields were earned on a lower average invested balance.

         Cost of sales on equipment sales increased to 69% of revenue in the first six months of 2000 compared to 53% of revenue in the first six months of 1999 due to sales of lower margin imaging products that have been introduced in 2000. Recurring revenue cost of sales increased to 58% in the six months ended June 30, 2000 compared to 49% in the same period of the prior year as additional equipment and manpower has been placed into service with the introduction of the STS-T. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 61% in the first half of 2000 compared to 50% in the first half of 1999.

         Research and development costs decreased by $41,000, or 6% in the first six months of 2000 when compared to the same period of 1999 as the Company funded its development of the UroPro- 2000 urology imaging table in 2000 while 1999 reflected the final development costs of the STS-T.

         Selling costs decreased by $19,000 in the first half of 2000 compared to the same period of 1999 due to slightly lower advertising and brochure costs due to 1999's introduction of the STS-T.

         General and administrative expenses decreased by 10%, or $149,000, in the six months ended June 30, 2000 compared to the first six months of 1999 due to lower legal expenses due to 1999's strategic planning process, partially offset by consulting expenses for the Company's efforts in seeking approval from the FDA for lithotripsy treatment of gallstones.

         Gain on sale of investments was approximately $1,081,000 in the six months ended June 30, 2000 with no comparable activity in the same period of 1999 due to the Company's sale of 193,667 shares of Cardiac Science, Inc. and 5,000 shares of Genstar Therapeutics Corp. (formerly Urogen Corp.) common stock, both of which have a net book value of $0.

         Other expense decreased from $334,000 in the first half of 1999 to $51,000 in the first half of 2000 due to 1999's $300,000 provision for impairment of the investment in Digital Imaging Systems.

         Provision for income taxes increased to $1,020,000 in the first six months of 2000 compared to $803,000 for the same period of 1999 as a result of higher taxable income in the current year.

         Minority interest in subsidiaries' income increased by 40% in the six months ended June 30, 2000 when compared to the same period of the prior year due to higher activity in the partnership operations.

Liquidity and Capital Resources

         At June 30, 2000, the Company had cash and short-term investments of approximately $9.0 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

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

         (a) The annual meeting of stockholders of the Company was held on June 21, 2000.

         (b) The election of four board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

                          NAME                    FOR           WITHHELD
                          ----                    ---           --------
                    David V. Radlinski         4,993,618        340,262
                    Frank R. Pope              4,993,618        340,262
                    Donald John Regan          4,993,618        340,262
                    Michael C. Tibbitts        4,993,618        340,262

                  The ratification of the appointment of Ernst & Young, LLP as independent accountants of the Company for the year ending December 31, 2000.

                             For                  5,055,551
                             Against                238,109
                             Abstain                340,262

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


                                           MEDSTONE INTERNATIONAL, INC.
                                           A Delaware corporation


Date:    August 11, 2000                   /s/ Mark Selawski
                                           -------------------------------------
                                           Mark Selawski
                                           Chief Financial Officer
                                           (Principal financial and
                                           accounting officer)

                                 EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

     27                       Financial Data Schedule