Form 10-Q
period 2000-09-30
MEDSTONE INTERNATIONAL INC/
filed 2000-11-09
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 2000
                              --------------------------------------------------

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

The number of shares of the Common Stock of the registrant outstanding as of November 3, 2000 was 4,435,620.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                                                 Page No.
                                                                                                 --------
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets
                      September 30, 2000 (Unaudited) and December 31, 1999                          3

               Condensed Consolidated Statements of Income (Unaudited)
                      Three and Nine Months Ended September 30, 2000 and 1999                       4

               Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                      Nine Months Ended September 30, 2000                                          5

               Condensed Consolidated Statements of Cash Flows (Unaudited)
                      Nine Months ended September 30, 2000 and 1999                                 6

               Notes to Unaudited Condensed Consolidated Financial Statements                       7

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                    11


                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                                   15

Item 2.        Changes in Securities                                                               15

Item 3.        Defaults Upon Senior Securities                                                     15

Item 4.        Submission of Matters to a Vote of Security Holders                                 15

Item 6.        Exhibits and Reports on Form 8-K                                                    15

Signatures                                                                                         16

                          MEDSTONE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         2000                1999
                                                                                     ------------       ------------
                                                                                      (Unaudited)
                                               ASSETS
Current assets:
    Cash and cash equivalents                                                        $  1,129,086       $  1,061,422
    Short-term investments held to maturity                                             6,395,419          8,629,990
    Accounts receivable, less allowance for doubtful accounts of
        $479,000 and $571,252 in 2000 and 1999, respectively                            3,696,019          3,291,372
    Current receivable from unconsolidated subsidiary                                     805,934                 --
    Inventories, less allowance for inventory obsolescence
        of $278,313 at September 30, 2000 and $307,203 at
        December 31, 1999, respectively                                                 5,652,494          5,760,887
    Deferred tax assets                                                                 1,273,386          1,273,386
    Prepaid expenses and other current assets                                             270,629            366,774
                                                                                     ------------       ------------
          Total current assets                                                         19,222,967         20,383,831

Buildings, property and equipment, at cost:
    Building                                                                              359,324            359,324
    Lithotripters                                                                      11,796,507         11,163,744
    Furniture and fixtures                                                              2,828,112          2,577,643
    Leasehold improvements                                                                157,083            147,200
                                                                                     ------------       ------------
                                                                                       15,141,026         14,247,911
    Less accumulated depreciation and amortization                                     (9,884,702)        (8.308,841)
                                                                                     ------------       ------------
    Net property and equipment                                                          5,256,324          5,939,070
                                                                                     ------------       ------------

Goodwill, net of amortization                                                           3,332,623          3,409,916
Investment in unconsolidated subsidiaries                                               1,337,119            325,000
Long-term receivable from unconsolidated subsidiary                                     1,200,000                 --
Other assets, net                                                                         160,751            117,195
                                                                                     ------------       ------------
                                                                                     $ 30,509,784       $ 30,175,012
                                                                                     ============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $    525,734       $    611,492
    Accrued expenses                                                                      548,156            716,619
    Accrued income taxes                                                                  200,224            263,058
    Accrued payroll expenses                                                              358,055            346,262
    Customer deposits                                                                      54,847                 --
    Deferred revenue                                                                      754,540            907,326
                                                                                     ------------       ------------
       Total current liabilities                                                        2,441,556          2,844,757

Deferred tax liabilities                                                                  628,856            628,856
Minority interest                                                                         463,671            284,350
Deferred rent                                                                              38,897                 --
Stockholders' equity:
    Common stock - $.004 par value, 20,000,000 shares authorized, 5,702,370 and
       5,667,142 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively                              22,809             22,669
    Additional paid-in capital                                                         19,391,447         19,177,274
    Accumulated earnings                                                               16,669,509         14,619,507
    Accumulated other comprehensive (loss) income                                          66,243            (13,942)
    Treasury stock, at cost, 1,289,250 shares at September 30, 2000
       and 974,650 shares at December 31, 1999                                         (9,213,204)        (7,388,459)
                                                                                     ------------       ------------
       Total stockholders' equity                                                      26,936,804         26,417,049
                                                                                     ------------       ------------
                                                                                     $ 30,509,784       $ 30,175,012
                                                                                     ============       ============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                                   2000              1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Revenues:
   Net equipment sales .................................      $    374,000       $  1,435,990       $  2,880,544       $  3,036,760
   Procedures, maintenance fees and fee-for-service ....         4,908,462          4,842,232         14,215,683         14,358,919
   Interest income .....................................           160,408            161,412            439,107            440,607
                                                              ------------       ------------       ------------       ------------
   Total revenues ......................................         5,442,870          6,439,634         17,535,334         17,836,286

Costs and expenses:
   Cost of equipment sales .............................           222,145            868,702          1,939,484          1,788,506
   Costs of procedures and maintenance fees ............         3,209,622          2,398,713          8,642,755          7,004,455
   Research and development ............................           253,145            389,015            913,522          1,089,956
   Selling .............................................           544,491            452,849          1,575,547          1,503,141
   General and administrative ..........................           559,161            434,562          1,941,904          1,966,714
                                                              ------------       ------------       ------------       ------------
   Total costs and operating expenses ..................         4,788,564          4,543,841         15,013,212         13,352,772
                                                              ------------       ------------       ------------       ------------

Operating income .......................................           654,306          1,895,793          2,522,122          4,483,514

Other expense (income):
   Gain on sale of investments .........................          (471,897)          (244,305)        (1,552,607)          (244,305)
   Other expense .......................................            22,270             56,312             73,535            389,944
                                                              ------------       ------------       ------------       ------------
   Total other expense (income): .......................          (449,627)          (187,993)        (1,479,072)           145,639

Minority interests:
   Minority interest in subsidiaries income ............           213,314            144,144            613,321            429,171
   Equity in income from unconsolidated subsidiary .....           (12,119)                --            (12,119)                --
                                                              ------------       ------------       ------------       ------------

   Total minority interest .............................           201,195            144,144            601,202            429,171
                                                              ------------       ------------       ------------       ------------

Income before provision of income taxes ................           902,738          1,939,642          3,399,992          3,908,704
Provision for income taxes .............................           330,000            758,000          1,349,990          1,561,400
                                                              ------------       ------------       ------------       ------------

Net income .............................................      $    572,738       $  1,181,642       $  2,050,002       $  2,347,304
                                                              ============       ============       ============       ============

Earnings per share:
   Basic ...............................................      $        .13       $        .23       $        .45       $        .46
                                                              ============       ============       ============       ============
   Diluted .............................................      $        .13       $        .23       $        .45       $        .45
                                                              ============       ============       ============       ============
Number of shares used in the computation of
earnings per share:
   Basic ...............................................         4,421,134          5,030,765          4,544,616          5,055,451
                                                              ============       ============       ============       ============
   Diluted .............................................         4,458,456          5,083,973          4,549,489          5,170,456
                                                              ============       ============       ============       ============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                        COMMON STOCK                                     ACCUMULATED
                                 --------------------------    ADDITIONAL                   OTHER
                                   NUMBER OF                    PAID-IN    ACCUMULATED   COMPREHENSIVE    TREASURY
                                     SHARES        AMOUNT       CAPITAL      EARNINGS    INCOME (LOSS)     STOCK           TOTAL
                                 -----------    -----------   ----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999        4,692,49    $    22,669   $19,177,27   $14,619,507   $   (13,942)   $(7,388,459)   $26,417,049

Common stock options exercised        35,228            140      214,173            --            --             --        214,313

Treasury stock repurchased          (314,600)            --           --            --            --     (1,824,745)    (1,824,745

Unrealized gain on foreign
   currency translation                   --             --           --            --        80,185             --         80,185

Net income                                --             --           --     2,050,002            --             --      2,050,002
                                 -----------    -----------   ----------   -----------   -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 2000
   (UNAUDITED)                     4,413,120    $    22,809   $19,391,44   $16,669,509   $    66,243    $(9,213,204)   $26,936,804
                                 ===========    ===========   ==========   ===========   ===========    ===========    ===========

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                           2000            1999
                                                                       ------------    ------------
Cash flows from operating activities:
    Net income .....................................................   $  2,050,002    $  2,347,304
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
          Depreciation and amortization ............................      1,801,879       1,487,072
          Minority interest in partnership .........................        613,321         429,171
          Minority equity in unconsolidated subsidiary .............        (12,119)             --
          Provision for  doubtful accounts .........................             --          30,000
          Provision for inventory obsolescence .....................         70,000              --
          Gain on sale of investments ..............................     (1,552,607)       (244,305)
          Provision for investment write down ......................             --         300,000
          Changes in assets and liabilities:
             Accounts receivable ...................................       (404,647)        (71,625)
             Receivable from unconsolidated subsidiary .............       (805,934)             --
             Inventories ...........................................         38,393      (1,192,045)
             Prepaid expenses and other current assets .............         96,145          66,157
             Accounts payable and accrued expenses .................       (204,220)        404,875
             Accrued income taxes ..................................        (62,834)        163,077
             Deferred revenue ......................................       (152,786)        127,260
             Customer deposits .....................................         54,847         (86,125)
             Other, net ............................................         36,629           7,696
                                                                       ------------    ------------

          Net cash provided by operating activities ................      1,566,069       3,768,512
                                                                       ------------    ------------
 Cash flows from investing activities:
    Purchase of marketable securities ..............................    (10,795,267)    (20,031,931)
    Sale of marketable securities ..................................     13,029,838      20,736,907
    Sale of long-term investments ..................................      1,552,607         244,305
    Purchase of subsidiary .........................................             --        (165,600)
    Distribution of minority interest ..............................       (434,000)       (456,300)
    Investment in other entities ...................................     (1,000,000)       (100,000)
    Long-term loan to unconsolidated subsidiary ....................     (1,200,000)             --
    Purchase of property and equipment .............................     (1,045,563)     (1,688,910)
    Disposals of property and equipment ............................          3,723          23,705
                                                                       ------------    ------------

          Net cash provided by (used in) investing activities ......        111,338      (1,437,824)
                                                                       ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock .........................        214,313          98,626
    Purchase of Treasury Stock .....................................     (1,824,745)       (598,618)
    Deferral of rent payments ......................................         38,897              --
    Loan payments ..................................................        (38,208)             --
                                                                       ------------    ------------

          Net cash used in financing activities ....................     (1,609,743)       (499,992)
                                                                       ------------    ------------

Net increase in cash and cash equivalents ..........................         67,664       1,830,696
Cash and cash equivalents at beginning of period ...................      1,061,422       1,128,463
                                                                       ------------    ------------
Cash and cash equivalents at end of period .........................   $  1,129,086    $  2,959,159
                                                                       ============    ============
Supplemental cash flow disclosures:
Cash paid during the period for:
    Income taxes ...................................................   $  1,409,327    $  1,395,122
    Interest .......................................................   $          0    $          0

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                               SEPTEMBER 30, 2000

A. BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 2000 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumption that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss are as follows:

                                                         CURRENCY
                                                       TRANSLATION
                                                        ADJUSTMENT
                                                       -----------
          Balance at December 31, 1999                  $(13,942)
          Foreign currency translation adjustments        80,185
                                                        --------
          Balance at September 30, 2000                 $ 66,243
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

C. BUSINESS SEGMENTS

        The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPTEMBER                         SEPTEMBER
                                  2000              1999            2000              1999
                              -----------       -----------      -----------      -----------
Revenue:
  Equipment sales             $   374,000       $ 1,435,990      $ 2,880,544      $ 3,036,760
  Fees for procedures,
     maintenance and
     management                 4,908,462         5,003,644       14,215,683       14,799,526
                              -----------       -----------      -----------      -----------
                              $ 5,282,462       $ 6,439,634      $17,096,227      $17,836,286
                              ===========       ===========      ===========      ===========

Operating income (loss):
   Equipment sales            $   (34,593)      $   231,846      $    82,687      $   350,605
   Fees for procedures,
      maintenance and
      management                1,138,526         1,851,940        3,918,507        3,987,270
                              -----------       -----------      -----------      -----------
                              $ 1,103,933       $ 2,083,786      $ 4,001,194      $ 4,337,875
                              ===========       ===========      ===========      ===========

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

        The following table sets forth the computation of earnings per share:

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                         2000            1999            2000             1999
                                      ----------      ----------      ----------      ----------
Numerator: Net income                 $  572,738      $1,181,642      $2,050,002      $2,347,304
                                      ==========      ==========      ==========      ==========

Denominator for weighted
    average shares outstanding         4,421,134       5,030,765       4,544,616       5,055,451

Basic earnings per share              $      .13      $      .23      $      .45      $      .46
                                      ==========      ==========      ==========      ==========
Effect of dilutive securities:
       Weighted average shares
             outstanding               4,421,134       5,030,765       4,544,616       5,055,451
       Stock options                      37,322          53,208           4,873         115,005
                                      ----------      ----------      ----------      ----------

Denominator for diluted earnings
       per share                       4,458,456       5,083,973       4,549,489       5,170,456
                                      ==========      ==========      ==========      ==========

Diluted earnings per share            $      .13      $      .23      $      .45      $      .45
                                      ==========      ==========      ==========      ==========


        Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E. INVENTORIES

        At September 30, 2000 and December 31, 1999, inventories consisted of the following:

                                               SEPTEMBER 30,         DECEMBER 31,
                                                  2000                  1999
                                           ------------------    ----------------
                 Raw materials             $        4,011,840   $       3,699,983
                 Work in process                      211,160             427,600
                 Finished goods                     1,429,589           1,633,304
                                           ------------------    ----------------
                                           $        5,652,494   $       5,760,887
                                           ==================   =================

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

G. STOCK REPURCHASE PLAN

        On June 22, 2000 the Company announced a stock repurchase plan of up to 250,000 additional shares of its Common Stock. During the third quarter of 2000 the Company purchased a total of 187,800 shares at an aggregate cost of $1,094,780. Under all of the Company's stock repurchase plans a total of 1,289,250 shares have been repurchased at a total cost of $9,213,204.

H. RELATED PARTIES

        During April 2000 the Company purchased Common Stock representing 46% of the outstanding shares of Medicredit.com, Inc. ("Medicredit"). As part of this purchase, the Company agreed to advance up to $2,000,000 to Medicredit under a revolving note agreement, with a maturity date of April 20, 2003, and interest charged at prime rate. The purpose of the Note is to allow Medicredit to expand its loan portfolio. As of September 30, 2000, $2,000,000 was advanced to Medicredit under the agreement, with $800,000 reflected in current assets and $1,200,000 reflected as a long-term asset.

I. SUBSEQUENT EVENTS

        Sale of Cardiac Science Stock

        Subsequent of September 30, 2000, the Company sold 10,000 shares of its holdings of Cardiac Science, Inc. for gross proceeds of approximately $76,000 in cash. The Company still holds 223,000 shares of Cardiac Science, Inc.

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

        The Company currently offers lithotripsy procedures using 15 mobile and 17 transmobile systems along with two fixed sites in the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the expansion of this manufacturer direct business.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

        The Company recognized revenue of $5.4 million in the third quarter of 2000 or a decrease of 15% compared to $6.4 million in the corresponding period of 1999. Equipment and equipment upgrade revenues decreased by 74% due to a decrease in the number of lithotripsy units shipped from four in the third quarter of 1999 to one in the third quarter of 2000. Included in equipment revenues in the third quarter of 2000 are two pain management tables, which the Company commenced shipping during the current year. Revenues from the Company's maintenance, procedure and fee-for-service activities increased by 1% in the third quarter of 2000 compared to the same period of 1999, due to a stabilization of the fee-for-service revenues, and a slight increase in imaging revenues due to the addition of the Zenith Medical Systems Ltd. business line. Patient volume on the Company-owned lithotripters was stable in a period to period comparison.

        Interest income remained level in the three months ended September 30, 2000 compared to the same period in 1999 due to higher interest yields on lower average balances.

        Cost of sales on equipment and equipment upgrade sales decreased to 59% of sales in the three months ended September 30, 2000, compared to 60% of sales in the comparable period of the prior year due to slightly better production efficiency in the three months September 30, 2000 when compared to the same period of 1999. Recurring revenue cost of sales increased to 65% in the third quarter of 2000 compared to 50% in the third quarter of 1999 due to the additional expenses associated with the placement of fee-for-service units and the corresponding operating expenses as fee-for-service patient volume remained flat. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 65% in the third quarter of 2000 compared to 52% in the third quarter of 1999.

        Research and development costs decreased by $136,000 or 35% in the third quarter of 2000 compared to the same period in the prior year due to reduction of headcount associated with the STS-T transportable lithotripter and lower overall development costs of the fixed urology table.

        Selling and marketing expenses increased by $92,000, or 20% in the third quarter of 2000 when compared to 1999 due to increased expenses for tradeshows for the Company's pain management products and expenses associated with media and educational materials regarding the Company's approval for gallstone lithotripsy.

        General and administrative expenses increased by $125,000, or 29% in the third quarter of 2000 when compared to the third quarter of 1999 due to consultants and expenses associated with the gallstone lithotripsy application approved by the Food and Drug Administration during the third quarter of the current year.

        Other income increased to $450,000 in the third quarter of 2000 compared to $188,000 in the same period of 1999 due to higher average per share proceeds for sales of the Company's holdings of Cardiac Science, Inc. common stock in the current quarter when compared to the same period in the prior year.

        Minority interest increased to $201,000 in the third quarter of 2000, compared to $144,000 in the three months ended September 30, 1999, due to significantly higher activity int he Northern Nevada and Southern Idaho operations, slightly offset by the Company's interest in Medicredit.

        Provision for income taxes for the third quarter of 2000 decreased by $428,000, or 56% representing a lower taxable income when compared to the same period in the prior year.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

        The Company recognized revenue of $17.5 million in the nine months ended September 30, 2000, or a 2% decrease compared to $17.8 million in the corresponding period of 1999. Equipment and equipment upgrade revenues remained approximately level due to shipment of seven lithotripsy units and one radiographic imaging suite in the currently period compared to shipment of eight lithotripsy units in the same period of 1999. Recurring revenue from maintenance, procedure and fee-for-service activities decreased by 1% in the first nine months of 2000 when compared to the same period of the prior year due primarily to a 1% decrease in the number of patients treated and lower average revenue per treatment offset by an increase in imaging revenues.

        Interest income remained level in the nine months ended September 30, 2000 compared to the same period in 1999 due to a higher yield in investments offset by lower average invested balances.

        Cost of sales on equipment and equipment upgrade sales increased to 67% of sales in the nine months ended September 30, 2000, compared to 59% of sales in the comparable period of the prior year due to higher costs on the radiographic imaging suite installation. Recurring revenue cost of sales increased to 61% in the nine months ended September 30, 2000, compared to 49% in the same period in the prior year due to higher expenses associated with additional fee-for-service equipment. Overall cost of sales, as a percentage of revenue (excluding interest), rose to 62% in the first nine months of 2000 compared to 51% in the first nine months of 1999.

        Research and development costs decreased by 16%, or $176,000 in the first nine months of 2000 compared to the same period of 1999 due to the prior year's expenses associated with final development of the Company's new lithotripsy products.

        Sales and marketing expenses increased by $72,000 or 5% in the nine months ended September 30, 2000 compared to the same period of 1999 due to higher consulting expenses and higher tradeshow activity with the Company's entry into the imaging market.

        General and administrative expenses decreased by $25,000, or 1% in the first nine months of 2000 when compared to the first nine months of 1999 due to lower legal expenses mostly offset by higher consulting expenses due to the gallstone lithotripsy application.

        Other (income) expenses increased by $1,625,000 in the nine months ended September 30, 2000 when compared to the same period of 1999 due to a gain on the sale of approximately 259,000 shares of Cardiac Science, Inc. in 2000 versus a net expense for 1999's write down of an investment partially offset by a gain on the sale of Cardiac Science, Inc. securities.

        Minority interest increased to $601,000 in the nine months ended September 30, 2000, compared to $429,000 in the nine months ended September 30, 1999 due to significantly higher activity in the Northern Nevada and Southern Idaho operations.

        Provision for income taxes for the first nine months of 2000 decreased by 13% due to a lower taxable income when compared to the first nine months of 1999.

Liquidity and Capital Resources

        At September 30, 2000, the Company had cash and short-term investments of approximately $7.5 million. These funds were generated from continuing operating activities.

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



                                       MEDSTONE INTERNATIONAL, INC.
                                       -----------------------------------------
                                       A Delaware corporation



        Date: November 9, 2000

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