Form 10-K
period 2000-12-31
MEDSTONE INTERNATIONAL INC/
filed 2001-03-30
CIK 819939

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _______ to _______

                        Commission File Number: 0-16752

                               ----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares of the Common Stock of the registrant outstanding as of March 2, 2001 was 4,273,220. The number of shares of voting and non-voting Common Stock held by non-affiliates on such date was 4,175,140 with an approximate aggregate market value of $25,311,786.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                                     PART I

 Item Number and Caption
 -----------------------
 Item 1.  Business....................................................      1
 Item 2.  Properties..................................................     10
 Item 3.  Legal Proceedings...........................................     10
 Item 4.  Submission of Matters to a Vote of Security Holders.........     10

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related                11
          Stockholder Matters.........................................
 Item 6.  Selected Financial Data.....................................     12
 Item 7.  Management's Discussion and Analysis of Financial Condition      13
          and Results of Operations...................................
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..     17
 Item 8.  Financial Statements and Supplementary Data.................     17
 Item 9.  Changes in and Disagreements with Accountants on Accounting      17
          and Financial Disclosure....................................

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..........     18
 Item 11. Executive Compensation......................................     20
 Item 12. Security Ownership of Certain Beneficial Owners and              24
          Management..................................................
 Item 13. Certain Relationships and Investments.......................     25

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form     27
          8-K.........................................................

                                      (i)

                                    PART I

Item 1. BUSINESS

Introduction

   Medstone International, Inc., (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company, as a manufacturer of capital medical devices, has vertically integrated by offering its medical devices directly to providers on a fee-per-procedure basis. Medstone currently offers lithotripsy services both in the United States and internationally on a fee-per-procedure basis in both the fixed and mobile environment. Medstone intends to expand efforts to grow this medical service side of its business and has expanded its product offerings to include several durable medical equipment products marketed to the urology market. The Company's consolidated revenues during fiscal 2000 came primarily from Medstone's lithotripsy business.

   One continuing element of the Company's strategic plan is the incubation, financing and staffing of new medical businesses. If and when a new business proves viable, the Company is then in a position to spin-out separate public companies as dividends to the Company's stockholders.

   The Company's first spin out was Cardiac Science, Inc. ("Cardiac Science") (trade symbol: DFIB), which occurred in 1991. Cardiac Science designs, manufactures and sells a line of external defibrillation devices for the hospital cardiac care market. During 2000, the Company sold 304,667 shares of its holdings of Cardiac Science for a gain of approximately $1,855,000. In January 2001, the Company sold an additional 73,000 shares of Cardiac Science for a gain of approximately $358,000. At March 2, 2001, when the market price of the Cardiac Science stock was $4.00, the Company held 114,000 shares of Cardiac Science with a balance sheet value of $0 and a market value of approximately $456,000. (See Item 13. "Certain Relationships and Investments" and "Note 9. Related Party Transactions" and "Note 13. Subsequent Events" in the Notes to Consolidated Financial Statements.)

   In early 1996, the Company spun off two additional subsidiaries, Endocare, Inc. ("Endocare") (trade symbol: ENDO) and Urogen Corp. ("Urogen") (trade symbol: UROG), to the Company's stockholders of record at December 29, 1995. Endocare manufactures equipment and devices to treat urologic soft tissue diseases. Urogen is a development stage biotechnology company currently developing gene therapy products for the treatment of hemophilia A and prostate cancer. During 2000, Urogen changed its name to Genstar Therapeutics Corp. ("Genstar") (trade symbol: GNT). At March 2, 2001, when the market price of the Genstar stock was $5.45 per share, the Company held 95,000 shares of Genstar with a balance sheet value of $0 and a market value of approximately $518,000. (See Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

   In June 1996 the Company purchased, for $1.35 million cash, a 60% interest in Northern Nevada Lithotripsy Associates, LLC ("Northern Nevada"), an operator of lithotripsy services. In March 1997, the Company purchased, for $2.3 million cash, a 60% interest in Southern Idaho Lithotripsy Associates, LLC ("Southern Idaho"), another operator of lithotripsy services. At March 2, 2001, the Company continued to own a majority interest in each of these companies. These companies' revenues are derived from invoicing patients or insurers. (See Note 3. "Acquisitions and Investments in Joint Ventures" in the Notes to Consolidated Financial Statements.)

   United Physicians Resources, Inc. ("UPR") was incorporated as a majority-owned subsidiary of the Company in June 1996, to expand the Company's service orientation to the urologist practitioners. UPR provides billing, practice management and consulting services as an additional service line once the initial physician relationship has been established. At March 2, 2001, the Company continued to own a majority interest in UPR. UPR purchased the operations of Integrated Healthcare Systems, Inc. in July 1996 for $30,000.

   In September 1998, the Company was party to the formation of k.Biotech, an Indian biotechnology company. k.Biotech is a development stage enterprise which has purchased license agreements for four compounds developed by the International Centre of Genetic Engineering and Biotechnology of the United Nations ("ICGEB"). The four licensed ICGEB compounds, Hepatitis B Vaccine, Interferon, Erythropoietin and GCSF, may be marketed in ICGEG member countries, primarily in lower Asia and Africa. The Hepatitis B Vaccine is currently in clinical trials in India, with a target of 2002 for the commercialization of this and the Interferon compounds. At March 2, 2001, the Company had invested a total of $325,000 in k.Biotech, giving the Company then a 21% ownership share. (See Item 13. "Certain Relationships and Investments" and Note 3. "Acquisitions and Investments in Joint Ventures" and
Note 9. " Related Party Transactions" in the Notes to Consolidated Financial Statements.)

   On April 16, 1999, a wholly-owned subsidiary of the Company, Medstone International, Ltd., ("Ltd") purchased certain assets of Creos Ltd., a former supplier of the Company, from its liquidator for $165,000 in cash. Upon purchase, the subsidiary, located in Fife, Scotland, commenced manufacturing operations. (See Note 3. "Acquisitions and Investments in Joint Ventures" in the Notes to Consolidated Financial Statements.)

   On October 11, 1999, Medstone International Ltd. purchased all outstanding shares of Zenith Medical Systems, Ltd. ("Zenith"), a distributor of durable medical equipment located in Manchester, England, for $870,000 in cash less $284,000 of acquired cash for a net cost of $586,000. (See Note 3. "Acquisitions and Investments in Joint Ventures" in the Notes to Consolidated Financial Statements.)

   On April 20, 2000, the Company purchased common stock representing a 46% interest in Medicredit.com, Inc. ("MediCredit") for $1 million in cash. MediCredit, a California based company, funds and services loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare. Along with the cash investment in MediCredit, the Company also agreed to a line of credit of up to $2 million at prime rate. At March 2, 2001, the full $2 million credit line was outstanding to MediCredit and the Company retained its 46% ownership interest. (See Item 13. "Certain Relationships and Investments" and Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

Markets

   The Company's current products and planned future products are targeted at the urology, radiology and imaging table markets.

   The Company's most important current market is the kidney stone treatment market. In the United States, it is estimated that over 1,500,000 persons per year suffer from kidney stones and an estimated 375,000 patients per year are hospitalized with a primary kidney stone. Historically, approximately 180,000 of these patients have been treated with extra corporeal shockwave lithotripsy each year. With an estimated installed base of 450 lithotripters in the United States, there is a sufficient number of lithotripters to respond to this market.

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

   An estimated 25 million Americans have gallstones resulting in approximately 500,000 surgeries each year. This compares to an estimated 1.5 million Americans with kidney stones resulting in approximately 200,000 extracorporeal shockwave lithotripsy procedures each year. As approved, the combination of Medstone's lithotripter with a pharmaceutical dissolution is indicated for use in fragmenting and eliminating symptomic, radiolucent, non-calcified gallstones less than 20 mm in maximum diameter in certain patients with a functioning gallbladder.

Products

 Lithotripsy Equipment

   The Medstone STS and STS-T lithotripter systems (the "Systems") are presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a pre-market approval ("PMA") for the STS System from the U.S. Food and Drug Administration ("FDA") in 1988 authorizing commercial use of the device for treating patients with kidney stones. A PMA supplement covering the STS-T System was approved by the FDA in 1998.

   In the STS System ("STS"), a series of shockwaves are created outside the patient's body and focused to travel through water-based fluids until they enter the body and disintegrate the stone. Each successive shockwave serves to further break apart the kidney stone into smaller particles until they are small enough to be passed in the patient's urine. A treatment typically requires 1200-1600 shockwaves in a procedure which lasts 45 to 60 minutes.

   In addition to the shockwave generator, the STS's components include a customized X-ray table on which the patient lies horizontally with his or her kidney positioned above the shockwave generator, a computer, an X-ray system, an ultrasound system, and an electrocardiogram ("ECG") monitor. The computer generates information regarding the treatment and monitors the patient's condition. The X-ray/ultrasound system produces images that are converted and analyzed by the computer and then used by the physician for proper positioning and to determine when the kidney stone has been sufficiently disintegrated to terminate the treatment. The ECG monitor supplies the data that allows the computer to synchronize the shockwaves with phases of the patient's heartbeat.

   The Company has developed and copyrighted all the software that controls the STS. This software, an integral part of the system and therefore subject to review by regulatory agencies, is licensed for use on a per procedure basis.

   On September 6, 2000, the Company was notified by the FDA that its PMA application for treatment of gallstones with the STS, in conjunction with the drug Actigall, was approved for commercialization. This places the STS in the position as the only dual-modality lithotripter available in the United States, thereby enhancing the equipment's appeal to hospitals and surgery centers.

   The Medstone STS-T ("STS-T"), is a transportable lithotripter for treatment of kidney stones. The STS-T contains components similar to the STS, except for the ultrasound unit, with all components built to be modular, allowing the STS-T to be moved in and out of a hospital surgical suite. This "in operating room" technology, the current industry direction, allows hospitals and clinics to set up the lithotripter for patient treatment in existing surgical operating rooms and, once complete, the lithotripter can be moved to an equipment holding area or loaded on to a truck for transportation to another facility. This transportability allows hospitals and clinics the flexibility of full-time access to a lithotripter without dedication of a surgical suite to a fixed unit installation.

   The STS-T has been commercially distributed for treatment of kidney stones since the Company's PMA supplement was approved by the FDA in 1998. The STS-T currently has ETL, ISO 9001 and EN46001 certifications and the Company is currently undergoing testing for CE mark registration of the STS-T.

   The Company also has developed and manufactures its own disposable components for use with the STS and STS-T. Electrodes manufactured by the Company are used to produce electrical sparks in the shockwave generator part of the device. A disposable coupling bag containing fluid for transmission of the shockwave is placed between the shockwave generator and the patient's back or stomach during the treatment. One complete set of the supplies is normally used in each patient procedure.

   The Company, as a vertically integrated manufacturer, also offers fee-for-service lithotripsy in the continental United States. It contracts with hospitals, clinics, and ambulatory surgery centers to provide the equipment necessary to treat kidney stones, usually on an outpatient basis. It intends to expand the geographic coverage of this service, both domestically and, in future years, to foreign markets.

   The Company moves some of its fee-for-service Systems from place to place either in mobile trailers for the STS where treatments are performed or in small trucks for the STS-T. This allows small and mid-size facilities in wide ranging geographic locations to access on a part-time basis equipment and technology that otherwise would only be economically viable in larger population centers. There are currently over 80 sites in the United States that are active sites on the Company's mobile trailer and transmobile routes.

   During 1999, the Company developed a business plan which calls for the widespread "permanent" distribution of the STS-T in fee-for-service arrangements. The program gives the hospital, clinic or surgery center full-time access to the intuitive, easy to operate lithotripter and the convenience of a fee-for-service payment plan where fees are incurred only if the equipment is used.

   The execution of this business strategy started in the fourth quarter of 1999 and the Company continues its implementation.

   The fee-for-service procedures are currently provided by the Company using 15 STS Systems housed in mobile trailers, two STS Systems located at fixed sites and 20 STS-T Systems which are located in "permanent" sites or moved to different locations in small trucks.

 Urotable

   With its network of physicians and facilities that utilize lithotripsy products, the Company has begun using that same contact base to market fixed and mobile urological treatment tables, the Medstone "UTS-Series". These urological tables, which are used for various urological procedures, are used both as in-office devices for physicians and as in-facility devices in hospital or clinic settings. The Company is an integrator of products available on the market and will use the "UTS-Series" for bundling of urological tables along with lithotripsy products, and will also sell the "UTS-Series" as a stand-alone product.

   The Company's entry in this market was achieved by $30,000 of development funding to the Swedish manufacturer, Arcoma AB, to develop the mobile urological treatment table. The product was successfully introduced in the fourth quarter of 1999 and the Company continues to expand its distribution.

   The Company is also completing development of a state of the art fixed urology table to be introduced in early 2001. This table, also developed by Arcoma for a contract of $250,000, has multi-plane movement for enhanced patient positioning capability along with physician preference settings programmable into a multifunction touch screen control panel which will control all table, imaging and exposure functions. During 1999 and 2000, the Company has paid a total of $230,000 to Arcoma for development costs with a balance due of $20,000 upon deliver of final documentation.

 X-Ray Generators

   Since commencing operations in 1999, Medstone International, Ltd. has manufactured and marketed a family of compact, high frequency X-ray generators which are used in medical imaging. The compact design allows installation in a very space efficient manner. Its modular design makes repairs in the field time efficient as components can be replaced at the customer's site. Ltd. supplies the equipment used in the STS-T imaging system and the Urotable. The majority of its third party customers are in member countries of the European Union.

 Pain Management Tables

   Drawing from the Company's relationships with the radiology market and knowledge from the UTS-Series tables, the Company successfully introduced in 2000 the Pro-2000 series of pain management and vascular tables. These portable, multi-position tables are used by pain management clinics for imaging and vascular studies in a cost- efficient office or clinic setting. The tables can also be used as portable imaging tables without requiring complete rooms strictly for imaging. The Company currently offers several models of the tables, including fixed height or multi-plane adjustable types.

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

   Stones vary in size, composition and the ease with which they can be dissolved. In some cases, certain medications may be used to lower the amount of acidity or alkalinity in the urine, thereby dissolving the stones. At present, stones that contain calcium cannot be dissolved. Most stones can be treated with conservative methods. This includes increased fluid intake, changes in diet, and medications. About 90 percent of stones that leave the kidney will pass through the ureter within three to six weeks. Stones that do not pass through the ureter may be removed with the aid of a grasping device (basket). The device is passed through a telescopic instrument (cystoscope) that the doctor inserts into the bladder or ureter (urethroscope). In some cases, the stones are removed whole, but sometimes they must be broken into smaller pieces with ultrasound before they can be removed with the basket.

   The Medstone STS and STS-T provide a non-invasive nonsurgical treatment for stones in the kidney and ureter called extra corporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

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

Gallstones and Treatment

   Gallstones are hard deposits, of which approximately 85% are cholesterol and approximately 15% are calcified, which form in the gallbladder and occasionally may migrate into the common bile duct. Gallstones commonly grow to an inch or more in diameter and two or more stones may be present in the gallbladder and common bile duct at the same time. As the stones grow over time, severe pain can result from inflammation of the gallbladder because of blockage of the natural flow of bile from the liver in and out of the gallbladder, from passage of stones through the common bile duct and from inflammation of the pancreas if the pancreatic duct is blocked. The incidence of gallstones is almost three times greater in women than in men, increases with age and obesity, and is doubled in women who take estrogen and oral contraceptives as these agents increase the body's secretion of cholesterol.

   Surgery in which the gallbladder is removed either via laparoscopic or open surgery historically has been the accepted method for treatment of patients with gallstones. Although mortality rates for this type of surgery are low in the U.S. because of the quality of medical care, health care costs associated with hospital stays are substantial and a patient may be a poor surgical candidate or may choose a course of treatment not involving surgery. Oral administration of bile acids have been one method of non-surgical treatment, but this may involve a lengthy period of treatment.

   Under the recent approval from the FDA, gallstone disease patients fitting certain criteria established in the Company's gallstone PMA may be treated with non-surgical shockwave lithotripsy using the Company's STS and the drug Actigall. The treatment is similar to the treatment described above for kidney stones. In the treatment for gallstones, ultrasound images are used to target the stone and the same type of high energy shock waves are used to fragment the stone. The stone fragments are ejected from the gallbladder into the digestive tract.

Production

   The Company's Aliso Viejo, California facility, first occupied in 1994, is certified by the FDA under its mandated Good Manufacturing Practices ("GMP"). It also has ISO 9001 and EN 46001 certifications to produce the STS-T. The Company currently has several testing requirements to complete its CE mark registration for the STS-T and has current CE mark registrations for the portable urology and pain management table product lines. Ltd.'s plant in Scotland also has GMP certification from the FDA, along with CE mark, EN46001 and ISO 9001 certifications, for the Company's x-ray generator products. The Company has existing capacity in its plants to produce sufficient quantities of its shockwave lithotripters, urotables, pain management tables and X-ray generators to support its commercial needs for the foreseeable future.

Product Development

   The Company research in 2000 concentrated on the development of the UroPro 2000 urology table and several variations of the UroPro 2000T pain table. The Company also has continued expenditures for refinements to the STS-T and its user interfaces. During the year, the Company tested several prototypes of the UroPro 2000 and, late in 2000, took delivery of the first two production units. Development expenses for 2001 will be for the costs associated with refinements, options and new applications of the basic UroPro-2000 urology system. The Company will continue its development program alliance with Arcoma AB and has discussed a possible purchase of a minority interest in Arcoma AB. During the years ended December 31, 1998, 1999, and 2000, the Company's expenditures for research and development totaled $1,078,792, $1,455,429 and $1,180,409, respectively.

Sales and Marketing

   The Company's current products and planned future products are targeted at the urology, radiology and imaging table markets. Medstone has a direct sales force covering the continental United States. Outside the United States, the Company uses a network of distributors and direct sales efforts in the United Kingdom through the Ltd. and Zenith subsidiaries.

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

Product Liability and Insurance

   The Company currently has in force commercial liability insurance, with coverage limits of $1 million per incident, and $2 million on an annual aggregate basis. It also has general umbrella liability insurance with a coverage limit of $4 million per incident for a total aggregate coverage amount of $5 million per incident. The Company has product liability and directors and officers liability insurance with a $10 million coverage limit per incident. The Company's insurance policies provide coverage on a claims-made basis and are all subject to annual renewals.

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

   Medical devices intended for human use in the United States are classified into three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the devices. A class III product, such as the Medstone STS and STS-T, generally require initial Investigational Device Exemption ("IDE") approval by the FDA. An IDE permits limited clinical evaluation of the product under controlled conditions. Extensive reporting and monitoring of patient treatments made pursuant to the IDE are required. After the PMA is obtained, the product may be marketed to an unrestricted number of users in the United States, but general medical device regulations regarding FDA inspection of facilities, Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA continue to be applicable.

   A subset of medical devices, including "old" devices commercially distributed before March 28, 1976 or substantially equivalent to devices that were in commercial distribution before that date, may be marketed under a "510(k) exemption." Section 510(k) section of the Federal Food, Drug and Cosmetic Act provides an exemption from the pre-market approval requirement for such devices. The Medstone UTS-Series is sold under a 510(k) exemption received by the original manufacturer of the components used in the equipment.

   In September 2000, kidney stone lithotripters were classified from Class III to Class II devices and became eligible for 510(k) exemptions, but the Company's STS lithotripter still falls under Class III due to its gallstone PMA certification.

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

   On January 4, 2001, the Health Care Finance Administration ("HCFA") published final "Stark II" regulations regarding various inpatient and outpatient services, including lithotripsy facilities, and physician ownership of such equipment. Under these regulations, the physician ownership of lithotripsy equipment is not expressly forbidden, but must, instead, meet strict guidelines in which any compensation arrangement based on "per use" charges must be at "fair market value". These regulations apply to the patients covered under Medicare, Medicaid and Champus health care. Compliance with these regulations will become effective January 4, 2002, allowing current ownership and contractual arrangements time to be restructured as necessary. The Company believes that its contractual arrangements with its customers are or will be in compliance with the new regulations by the implementation date.

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

 Shockwave Lithotripters

   The Company's two principal competitors in kidney stone shockwave lithotripsy are Dornier, a subsidiary of a Singapore-based conglomerate, and Siemens GmbH, a German electronic company. In addition, a number of other companies, both in the U.S. and foreign countries, have PMAs or 510(k) exemptions to sell their lithotripters for the treatment of kidney stones in the U.S. or are applying for 510(k) device exemptions for the use of their lithotripters for the treatment of kidney stones.

   The Company believes that, in addition to the obtaining of FDA and other governmental approvals, important competitive factors in the markets for shockwave lithotripters include the reliability, effectiveness in treating patients and pricing of particular systems. The Company believes the Medstone Systems compare favorably with other lithotripters presently being offered by competitors with respect to the precision of their imaging systems, their ease of patient handling, their simplicity of operation design, their safety features and their success rate in treating patients.

 Fee-For-Services

   In the fee-for-service business segment, the Company competes with a number of service-oriented medical businesses, in a fragmented and highly competitive industry, both nationally and locally. Moreover, certain of the Company's current and potential competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of operations in markets targeted by the Company. The Company has experienced competition in the acquisition of existing lithotripsy facilities and the development of relationships with treating physicians. The Company has experienced competition from hospitals or treating physicians who have opened their own lithotripsy facilities. Such competition could intensify in the event of a decrease in the purchase price of lithotripters or if the supply of new or used lithotripters increases over time.

   The Company's main competitors in the fee-for-service business are Prime Medical Services, Inc., a Texas-based mobile lithotripsy provider, the lithotripsy business of Integrated Health Services, Inc., a Maryland based healthcare concern, of which one operating entity owns lithotripsy provider partnerships, and other smaller regional and local providers.

 Tables and X-ray Generators

   The Company's main competitors in the urological table business are Liebel Flarsheim Co., an Ohio-based division of Mallinkrodt which manufactures urology products, and OEC Medical Systems, Inc., a Utah-based division of GE Medical Systems, which provides imaging and related products.

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

Backlog--Shockwave Lithotripsy

   The Company's lithotripsy equipment sale backlog for the STS-T was $0 for the STS-T as of March 1, 2001 and $375,000 as of March 1, 2000. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

   Backlog for radiology equipment (urology tables, pain tables and oncology tables) totaled $1,156,000 as of March 1, 2001 with no comparable amount in the prior year due to these products' introduction during 2000.

   With the maturity of Medstone's lithotripsy business, recurring revenues from fee for service and procedure fees and maintenance services have become a major source of Medstone's revenue stream. Maintenance services are generally provided under annual service contracts, and procedure and fee for service fees are earned based upon usage of the System.

Human Resources

   As of February 15, 2001, Medstone had 100 employees. Of the 100 employees, 5 are engaged directly in research and development activities, 27 are engaged in manufacturing, 22 are engaged in mobile operations, 20 are engaged in field service, 11 are engaged in sales and marketing and 15 are employed in general and administrative positions.

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

Item 2. PROPERTIES

   In March 1994, the Company took occupancy of 20,600 square feet of office, manufacturing, engineering, and warehouse space, and research and development laboratories, located in Aliso Viejo, California. In April 2000, the Company signed a new 64-month lease on the present facility with an average monthly rent of $19,449 for the term. The initial term will expire November 30, 2005, with an option to renew for five years at a rental rate to be negotiated in the future based on the market rates.

   Medstone International, Ltd. leases a 5,000 square foot facility in Fife, Scotland, for manufacturing, warehouse and administrative operations for approximately $2,900 per month with a term through October 2005.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's annual meeting of shareholders was held on June 21, 2000. At the meeting Frank R. Pope, David V. Radlinski, Donald Regan and Michael C. Tibbitts were elected directors of the Company.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the Company's executive officers is included in Item 10 of Part III.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 2000 and December 31, 1999 as reported in the NASDAQ National Market System for the quarter indicated.

                                                             High      Low
                                                             ----      ---
     Year ended December 31, 2000
     ----------------------------
     First quarter.......................................... $8        $4 3/4
     Second quarter.........................................  6 3/4     5 1/32
     Third quarter..........................................  9         5 19/64
     Fourth quarter.........................................  7 17/16   5 5/16

     Year ended December 31, 1999
     ----------------------------
     First quarter.......................................... $8 1/2    $6 1/8
     Second quarter.........................................  8 9/16    6 1/2
     Third quarter..........................................  7 5/32    6
     Fourth quarter.........................................  6 17/32   4 3/8

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

   At March 2, 2001, there were 233 stockholders of record and approximately 2,200 beneficial owners of the Company's Common Stock.

   The Company has not paid any cash dividends during its two most recent fiscal years. The Company's board of directors does not presently anticipate that any cash dividends will be paid in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

                                           Year ended December 31,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
                                       (in thousands, except per share
                                                  amounts)
Consolidated Statements of
 Operations Data:
Revenues:
  Net equipment sales............  $ 3,284  $ 3,338  $ 2,144  $ 2,722  $ 2,420
  Procedure, maintenance, and
   management fees...............   18,930   19,532   21,129   18,476   14,884
  Interest and dividends.........      608      598      552      536      676
                                   -------  -------  -------  -------  -------
    Total revenues...............   22,822   23,468   23,825   21,734   17,980
Costs and expenses:
  Cost of sales..................   13,942   12,106   11,000    9,503    8,009
  Research and development.......    1,180    1,456    1,079    1,021      522
  Selling........................    2,175    2,048    1,988    2,257    2,146
  General and administrative.....    2,651    2,592    2,131    2,231    1,666
                                   -------  -------  -------  -------  -------
    Total operating costs........   19,948   18,202   16,198   15,012   12,343
                                   -------  -------  -------  -------  -------
Operating income.................    2,874    5,266    7,627    6,722    5,637
Lawsuit settlement costs.........      --       --       --       --     5,500
Other (income) expense...........   (1,773)     (97)     (61)     (39)     402
Minority interest in subsidiaries
 income..........................      895      603      628      468      143
                                   -------  -------  -------  -------  -------
Income (loss) before provision
 (benefit)for income taxes.......    3,752    4,760    7,060    6,293     (408)
Provision (benefit) for income
 taxes...........................    1,663    1,919    2,718    2,329     (170)
                                   -------  -------  -------  -------  -------
Net income (loss)................  $ 2,089  $ 2,841  $ 4,342  $ 3,964  $  (238)
                                   =======  =======  =======  =======  =======
Net income (loss) per share:(1)
  Basic..........................  $   .46  $   .57  $   .84  $   .74  $  (.04)
                                   =======  =======  =======  =======  =======
  Diluted........................  $   .46  $   .56  $   .82  $   .72  $  (.04)
                                   =======  =======  =======  =======  =======

                                                December 31,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
                                               (in thousands)
Consolidated Balance Sheet Data:
Working capital..................  $15,597  $17,539  $18,432  $16,256  $14,983
Total assets.....................   29,877   30,175   29,149   27,688   25,395
Total liabilities................    3,569    3,758    3,216    3,567    4,230
Stockholders' equity.............   26,308   26,417   25,933   24,121   21,165

--------
(1) Restated in accordance of SFAS Statement No. 128 "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. The lithotripters manufactured by Medstone is approved to treat both kidney stones and gallstones. The Company is also marketing a urology imaging and treatment table, used for various urological functions, mobile urology and pain management table to serve the mobile treatment market and various radiology room equipment, capitalizing on the relationships that the Company has with radiology equipment manufacturers. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

   As a manufacturer of medical devices, the Company has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 15 mobile systems, two fixed sites and 20 transmobile lithotripters located throughout the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

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

   Goodwill represents approximately 11% and 12% of the Company's total assets and stockholders' equity, respectively, at December 31, 2000. Goodwill resulted from the excess of the purchase price of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair value of the net assets acquired. Goodwill is being amortized over periods ranging from 15 to 40 years, the expected period of benefit, using the straight-line method. The Company reviews goodwill and other long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. Based upon the Company's analysis, which includes a comparison of the carrying amount of such assets to the Company's historical actual cash flows and estimated future undiscounted cash flows, the Company is not aware of any material portion of goodwill or other long-lived assets which will dissipate over a shorter period than the amortization period used.

   From time to time, the Company makes investments in businesses which are accounted for under the equity method. During 2000, the Company made an investment, including loans, in Medicredit.com aggregating $3 million. During 1998 and 1999, the Company made an aggregate investment in k.Biotech of $325,000. The Company's share of losses in unconsolidated subsidiaries in 2000, related to Medicredit.com, approximated $61,000. No earnings or losses in unconsolidated subsidiaries were recognized in 1999 or 1998. The Company does not have additional financial commitments to these unconsolidated subsidiaries. The future performance of the unconsolidated subsidiaries is uncertain and therefore, the Company may recognize earnings or losses in unconsolidated subsidiaries in the future.

   The Company began the year with approximately $9.7 million in cash and short-term investments, no debt, inventories of $5.8 million, and total assets of $30.2 million. After the purchase of $2.7 million of treasury stock, an investment in and lendings to MediCredit totaling $3.0 million and fixed asset additions of $1.5 million, partially offset by proceeds from the sale of long-term investments of $1.9 million, the Company ended the year with approximately $6.2 million in cash and short-term investments, no debt, inventories of $6.1 million and total assets of $29.9 million.

   Through its research and development, acquisitions and clinical submissions, management believes that it is hiring and retaining the appropriate personnel necessary to continue growth and development of the Company's product lines and brand recognition.

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

Results of Operations

 Year Ended December 31, 2000 Compared to Year ended December 31, 1999

   The Company recorded total revenue of $22.8 million in 2000, a 3% decrease compared to the $23.5 million in total revenue recognized for the year ending December 31,1999. Revenues from procedures, maintenance fees and fee-for-service decreased to $18.9 million in 2000 when compared to the $19.5 million in revenue in 1999. Pricing pressures continue to force per patient charges lower as competing equipment has saturated the market with low cost, transportable lithotripsy equipment. Patient volume and per patient fees both decreased during 2000 as sites continued to transition to lower cost equipment and more sites are selecting a flat daily or monthly fee in anticipation of the release of final Stark II regulations which occurred on January 4, 2001. Procedure fees from third party equipment decreased by 11%, the second year in a row with decreased fees. Although patient volume increased by 4% in 2000 when compared to 1999 fees per procedure decreased. The Company experienced an increase in volume as STS-T units, which commenced shipment in 1999, reached full utilization and also renewed interest in the Company's lithotripsy products was achieved due to the approval of the gallstone procedure. Revenue from radiographic supplies increased in the current year due to a full year of activity from both the Medstone Ltd., and Zenith operations and additional activity from the expanding product offerings from the Company during 2000.

   Equipment revenues decreased by 2% in 2000 when compared to the same period in 1999 as the number of lithotripters sold decreased to 7 in 2000, compared to 10 in 1999 and average sales prices decreased slightly. Offsetting this decrease in lithotripters was the introduction of the imaging tables in 2000, with a total of 29 various units sold in 2000. This equipment included pain management tables, radiology tables and portable urology tables along with the imaging systems associated with several unit sales.

   Interest income increased by 1% in the current year when compared to the same period of the prior year due to higher investment yields even though the average invested balance has decreased substantially.

   Costs on recurring revenue increased to $11.7 million, or 62% of recurring revenue in 2000, compared to $10.2 million, or 52% of recurring revenue in 1999 due to the continuation of the Company's program of placement of a large number of fixed-site fee-for-service lithotripsy units at hospitals and surgery centers. It is expected that these units will drive long-term patient volume growth with the continuous availability of equipment, along with the expectation of additional volume due to the gallstone approval. Costs of providing maintenance increased also due to the higher number of Company-owned units in service.

   Cost of equipment sales increased to $2.3 million in 2000, or 69% of sales in the current year compared to $1.9 million, or 58%, for the year ended December 31, 1999. This increase is due to the lower margin associated with the sale of radiology equipment when compared to the historical higher margin on lithotripsy equipment. Lithotripsy equipment margins deteriorated slightly due to unabsorbed overhead expenses due to lower actual production levels when compared to plan.

   Research and development costs decreased by 19%, or $275,000 in the twelve months ending December 31, 2000 when compared to the same period of 1999. This decrease is due to the majority of the development work on the UroPro-2000 urology imaging table occurring earlier in 2000 and reduced staffing after completion in 1999 of the final development of the STS-T.

   Selling costs increased by $126,000, or 6%, for the year ending December 31, 2000 compared to the same period in 1999 due to higher advertising, tradeshow and consulting expenses with the introduction of the new imaging table products. The Company has also increased its efforts to sell into the government contract market and is incurring expenses to establish reimbursement guidelines for gallstone lithotripsy.

   General and administrative expenses increased by $59,000 or 2% in the twelve months ended December 31, 2000 compared to the same period in the prior year due to higher consulting expenses for the gallstone post-approval work, higher audit expenses due to the expanded scope of the Company's operations, and a full year's expenses in Medstone Ltd..

   Gain on sale of investments was approximately $1,882,000 in the twelve months ending December 31, 2000 compared to $244,000 in the same period of 1999. In 2000, the Company sold 304,667 shares of Cardiac Science, Inc. common stock and 5,000 shares of Genstar common stock, while in 1999 the Company sold warrants to purchase 87,500 shares of Cardiac Science common stock. The net book value of these sales was $0.

   Minority interest in subsidiaries income increased by $292,000 or 48% in the twelve months ended December 31, 2000 when compared to the same period of the prior year due to substantially higher activity in the Northern Nevada and Southern Idaho operations. Also the Company, through its equity investment in Medicredit, recognized a $61,000 expense for its portion of the operating losses of Medicredit from April 1, 2000 through December 31, 2000.

   Provision for income taxes for the year 2000 decreased by $256,000 as a result of lower taxable income in the current year when compared to the same period of 1999.

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

   Revenue from procedure, maintenance fees and fee-for-service decreased to $19.5 million in 1999, an 8% decrease, when compared to the $21.1 million in revenue in 1998. This decline was due to the market pressures of the widespread availability of transportable lithotripters that caused patient volume to shift as customers purchased lower cost lithotripsy systems and average revenue per patient decreased. With the lower price for transportable technology, some larger patient volume customers chose to purchase equipment from the Company or its competitors and price concessions were instituted for continuing customers. In 1999, procedure revenue from third party owned equipment decreased by 11% compared to the prior year, due to declines in both volume and lower per procedure fees. Maintenance fees decreased by 20% in the current period when compared to 1998 due to lower average contract prices and a lower number of sites under maintenance contracts. The Company also realized revenue of $604,000 in 1999 from sales of the imaging product lines acquired with the Zenith and Ltd operations.

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

Liquidity and Capital Resources

   At December 31, 2000, the Company had cash and short-term investments of approximately $6.2 million. These funds were generated from operating activities.

   During 2000, the Company purchased 459,800 shares of treasury stock for approximately $2,736,000. The Company estimates that the purchase resulted in a 10% increase in basic net income per share.

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

   The Company's earnings and cash flows at Medstone International, Ltd., a Scottish subsidiary are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in Medstone International, Ltd.'s functional currency, the British Pound.

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

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The following are the directors of the Company:

                  Name                Age       Principal Occupation
                  ----                ---       --------------------
   David V. Radlinski...............   56 Chairman of the Board and Chief
                                          Executive Officer of the Company

   Frank R. Pope....................   51 Executive Managing Director The
                                          Global Financial Group

   Donald J. Regan..................   66 Chairman of the Board Advanced
                                          Biocatalytics Corporation

   Michael C. Tibbitts..............   53 Executive Vice President Quality
                                          System Solutions

   David A. Reed....................   68 Consultant DAR Consulting Group

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

   Mr. Pope has been the Executive Managing Director of The Global Financial Group, a private fund management firm since April 2000. He is also Managing Director of Verdigris Capital, a private investment firm. From April 1981 to October 1996, Mr. Pope was a General Partner with Technology Funding, a venture capital investment firm. He is also the Executive Vice President, Chief Financial Officer and a director of Technology Funding Inc. Mr. Pope is also a director of Thermatrix, Inc., Breadcrumbs.com, and a director and officer of Advanced BioCatalytics Corp. Mr. Pope is a C.P.A. and a member of the California Bar. He has been a director of the Company since January 1991.

   Mr. Regan, an attorney, is currently the Chairman of the Board of Advanced Biocatalytics Corporation, a private biotech company and a founder and director of Breadcrumbs, Inc., developer of a new search engine, and is a consultant to Kinsell, Newcomb & De Dios, Inc., a municipal securities investment banking firm. Mr. Regan has practiced securities, municipal finance, nonprofit corporation, real estate, and business transactions law for over thirty years. He has published several articles on securities law and served as a lecturer for the Practicing Law Institute. He has been a director of the Company since September 1995.

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

   Mr. Reed is now retired, was formerly president and chief executive officer of St. Joseph Health System in Orange, California. He is the former Board Chairman of Mission Hospital Regional Medical Center in Mission Viejo, California. He also serves as a Board Chairman of PacifiCare Health Systems, a publicly traded company. He has been a director of the Company since August 1999.

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

                  Name                Age                      Position
                  ----                ---                      --------
   David V. Radlinski...............   56 Chief Executive Officer and Chairman of the Board

   Mark Selawski....................   45 Vice President of Finance, Chief Financial Officer
                                           and Secretary

   Eva Novotny......................   43 Executive Vice President of Sales and Marketing

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

   Ms. Novotny has been Executive Vice President of Sales and Marketing of the Company since October 1997. Prior to joining the Company, she was Director of Marketing for Imagyn Medical, formerly UroHealth, from June 1995 to October 1997. From 1985 to 1995, she was employed by Mentor Corporation, manufacturer of aesthetic and general surgery products, as a Marketing Manager and later as Director of Marketing for Mentor Urology.

Section 16(a) Beneficial Ownership Reporting Compliance

   The Company is not aware of any director, officer or 10% shareholder who during 2000 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

   The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers during fiscal 2000.

                         SUMMARY OF COMPENSATION TABLE

                                                              Long Term Compensation
                                                           -----------------------------
                                   Annual Compensation            Awards         Payouts
                                -------------------------- --------------------- -------
                                                 Other     Restricted Securities
                                                 Annual      Stock    Underlying  LTIP    All Other
   Name and Principal    Fiscal Salary  Bonus Compensation  Award(s)   Options   Payouts Compensation
        Position          Year  ($)(1)   ($)      ($)         ($)       (#)(2)     ($)       ($)
   ------------------    ------ ------- ----- ------------ ---------- ---------- ------- ------------
David V. Radlinski......  2000  250,000   --     2,224        --           --      --        --
 Chairman of the Board    1999  250,000   --     2,426        --           --      --        --
 and Chief Executive      1998  219,135   --     2,426        --       350,000     --        --
 Officer
Mark Selawski...........  2000  101,667 5,500      --         --           --      --        --
 Chief Financial          1999  105,625   500      --         --           --      --        --
 Officer, Vice            1998   99,038   300      --         --        80,000     --        --
 President of
 Finance and Secretary

Eva Novotny.............  2000  120,000 5,500      --         --           --      --        --
 Executive Vice           1999  120,000   500      --         --           --      --        --
  President of Sales      1998  120,000   300      --         --        70,000     --        --
  and Marketing

--------
(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 2000, 1999 and 1998 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

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

Stock Option Grants During 2000

   No options were granted during 2000.

Stock Options Held at End of Fiscal Year

   The following table provides information related to options exercised during 2000 and options held by the named executive officers at December 31, 2000.

                                                           Number of Securities      Value of Unexercised
                                                          Underlying Unexercised         In-the-Money
                                                           Options at FY-End (#)   Options at FY-End ($)(2)
                         Shares Acquired      Value      ------------------------- -------------------------
  Name                   on Exercise (#) Realized ($)(1) Exercisable/Unexercisable Exercisable/Unexercisable
  ----                   --------------- --------------- ------------------------- -------------------------
David V. Radlinski......       --              --             295,000/55,000               ----/----
Mark Selawski...........       --              --              62,333/17,667               ----/----
Eva Novotny.............       --              --              42,334/27,666               ----/----

--------
(1) The value is calculated based on the difference between the option exercise price and the market price for the Company's Common Stock on the exercise date, multiplied by the number of shares purchased. For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.

(2) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 2000 was $5.875. Value is calculated on the basis of the difference between the option exercise price and $5.875, multiplied by the number of shares of Common Stock underlying the option.

Compensation Committee Interlocks and Insider Participation

   During 2000 Donald J. Regan and Frank R. Pope served as the members of the Company's Compensation Committee. Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries. During 2000 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

Compensation of Directors

   The Company currently compensates its outside directors, Messrs. Regan, Tibbitts, Pope and Reed, a $10,000 annual retainer, paid quarterly, and $1,000 per Board meeting for their services, and reimburses all directors for expenses incurred by them in connection with the Company's business.

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

   Options to purchase 15,000 shares of Common Stock were issued to Mssrs. Pope, Regan and Tibbitts in November 1996 and have exercise prices of $6.375 after repricing of the options on August 13, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the Board. Additionally, each such director was granted options under the Company's 1997 Stock Incentive Plan, on August 13, 1998 and June 24, 1999, for 4,000 shares at an exercise price of $6.375 and $7.375, respectively. These options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/36 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The term of the options are four years, subject to early termination related to the director no longer serving on the Board.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 2, 2001 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors, by each of the executive officers named in the Executive Compensation in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 2, 2001.

                                                Number of Shares
                                                  Beneficially   Percentage of
   Name and Address of Beneficial Owner             Owned(1)       Ownership
   ------------------------------------         ---------------- -------------
   FMR Corp. ..................................     561,200          13.1%
    82 Devonshire Street
    Boston, MA 02109

   Hathaway & Associates, Ltd. ................     500,000          11.7%
    119 Rowayton Avenue
    Rowayton, CT 06853

   David V. Radlinski(2)(3) ...................     390,833(4)        8.5%
    100 Columbia, Suite 100
    Aliso Viejo, CA 92656

   Dimensional Fund Advisors, Inc..............     363,700           8.5%
    1299 Ocean Ave., 11th Floor
    Santa Monica, CA 90401

   Mark Selawski(3)............................      70,513(5)        1.6%
    100 Columbia, Suite 100
    Aliso Viejo, CA 92656

   Eva Novotny(3)..............................      47,800(6)        (11)
    100 Columbia, Suite 100
    Aliso Viejo, CA 92656

   Donald J. Regan(2)..........................      32,600(7)        (11)
    462 Stevens Avenue, Suite 308
    Solana Beach, CA 92075

   Michael C. Tibbitts(2) .....................      27,917(8)        (11)
    27001 La Paz Road, Suite 448B
    Mission Viejo, CA 92691

   Frank R. Pope(2)............................      23,000(9)        (11)
    3460 Baker St.
    San Francisco, CA 94123

   David A. Reed(2)............................       1,750(10)       (11)
    24681 La Plaza, Suite 240
    Dana Point, CA 92629

   All executive officers and directors
    as a group (7 persons)(12).................     592,663          12.4%

--------
 (1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

 (2) Director of the Company.

 (3) Executive officer of the Company.

 (4) Includes 308,333 shares issuable upon exercise of presently outstanding stock options.

 (5) Includes 66,333 shares issuable upon exercise of presently outstanding stock options.

 (6) Includes 47,000 shares issuable upon exercise of presently outstanding stock options.

 (7) Includes 26,000 shares issuable upon exercise of presently outstanding stock options.

 (8) Includes 25,917 shares issuable upon exercise of presently outstanding stock options.

 (9) Includes 21,000 shares issuable upon exercise of presently outstanding stock options.

(10) Includes 1,750 shares issuable upon exercise of presently outstanding stock options.

(11) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(12) Includes 496,333 shares issuable upon exercise of presently outstanding stock options.

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

   In April 1997, Cardiac Science effectuated a 1 for 11.42857142 reverse stock split, reducing the Company's holdings to 546,772 shares.

   Since mid-1999, the Company has been actively selling its position in Cardiac Science, selling 55,105 shares for a gain of approximately $244,000 in 1999 and selling 304,667 shares for a gain of approximately $1,855,000 in 2000 and selling 73,000 shares for a gain of approximately $358,000 in January 2001. As of March 2, 2001, the Company held 114,000 shares of Cardiac Science common stock.

   Also during 1999, the Company, which held unexpired warrants to purchase 87,500 shares at $.011 each, sold these warrants for a cash price of $3.00 per share, resulting in a gain of approximately $262,000.

 Digital Imaging Systems, Inc.

   In 1998, the Company entered into a supply agreement with Digital Imaging Systems, Inc. ("DIS") for components integral in the Company's STS-T. The Company has purchased $300,000, or 300,000 shares, of DIS preferred stock, which represented a 14% ownership interest. DIS commenced shipments of the components to the Company as of January 1999. In 1999, the Company recorded an investment writedown of $300,000 for impairment as a result of its review of the realizable value of its investment in DIS shares.

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

 Chinese Joint Venture

   The Company, along with Acuity International ("Acuity") and Phenix Optical Ltd ("Phenix"), a Chinese company, created a joint venture, in March 1998, to provide lithotripsy services to inland Chinese areas. Each entity was a 1/3 owner of the joint venture. The Company recognized a gain of $105,000 on its contribution of equipment to the joint venture in the first quarter of 1998, and recorded its investment of $92,000 as other assets. In December 1998, documents were drawn to turn ownership over to Phenix in return for delivery of optical products to both Acuity and the Company. In 1999, the Company received optical products in release of its share in the joint venture and final release documents were processed. The Company is carrying the value of the optical products at the remaining estimated fair value, based on the value established in the joint venture, for the quantity remaining from the remarketing efforts of the Company.

 Medicredit .com, Inc.

   In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com, Inc. ("Medicredit") for $1 million in cash. Medicredit, a California-based company, funds and service loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare. Mssrs. Radlinski and Selawski serve on the Medicredit Board of Directors. Along with the cash investment in Medicredit, the Company also agreed to a line of credit of up to $2 million at the prime interest rate. As of March 2, 2001, the full $2 million credit line was outstanding to Medicredit and is reflected as long-term receivable from unconsolidated subsidiary in the Consolidated Balance Sheets of the Company.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
    1. Consolidated Financial Statements
       Report of Independent Auditors....................................   29
       Consolidated Balance Sheets at December 31, 2000 and 1999.........   30
       Consolidated Statements of Income for the years ended December 31,
        2000, 1999 and 1998..............................................   31
       Consolidated Statements of Stockholders' Equity for the years
        ended December 31, 2000, 1999 and 1998...........................   32
       Consolidated Statements of Cash Flows for the years ended December
        31, 2000, 1999 and 1998..........................................   33
       Notes to Consolidated Financial Statements........................   34

    2. Schedule to Consolidated Financial Statements
       Schedule II--Valuation and Qualifying Accounts....................   47

   All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K

   There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 2000.

   (c) Exhibits

     Exhibit
       No.   Description
     ------- -----------
      3.1    Certificate of Incorporation of the Company, as amended (1)

      3.2    Restated and Amended Bylaws of the Company (2)

      4.2    Specimen Certificate of the Company's Common Stock (3)

     10.26   1989 Stock Incentive Plan (4)(5)

     10.27   Non-employee Director Stock Option Plan (4)(5)

     10.29   1997 Stock Incentive Plan (5)(6)

     10.30   Employment Agreement with David Radlinski (5)(7)

     10.31   Employment Agreement with Mark Selawski (5)(7)

     10.32   Employment Agreement with Eva Novotny (5)(7)

     10.33   Amended Lease for Aliso Viejo Property (8)

     21      Subsidiaries

     23.1    Consent of Independent Auditors

     28.2    Form of Cytocare, Inc. Information Statement--Distribution to
             Shareholders of Stock of Cardiac Science, Inc. (9)

     28.3    Form of Medstone International, Inc. Information Statement--
             Distribution to Shareholders of Stock of Endocare, Inc. and Urogen
             Corp. (10)

--------
 (1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

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

 (5) Compensatory plan or arrangement.

 (6) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (7) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (8) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

 (9) Previously filed with the same exhibit number with the Company's current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.

(10) Previously filed with the Company's current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.

   The Company will furnish to a requesting beneficial owner of its securities a copy of any such exhibits upon payment of a fee equal to $.20 per exhibit page.

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Medstone International, Inc.

   We have audited the accompanying consolidated balance sheets of Medstone International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Orange County, California
February 14, 2001

                          MEDSTONE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
                       ASSETS
                       ------

Current assets:
 Cash and cash equivalents.......................... $    945,610  $ 1,061,422
 Short-term investments held to maturity............    5,223,659    8,629,990
 Accounts receivable, less allowance for doubtful
  accounts of $477,180 and $571,252 in 2000 and
  1999, respectively................................    4,165,563    3,291,372
 Inventories, less allowance for inventory
  obsolescence of $457,088 and $307,203 in 2000 and
  1999, respectively................................    6,103,051    5,760,887
 Deferred tax assets................................    1,005,814    1,273,386
 Prepaid expenses and other current assets..........      526,825      366,774
                                                     ------------  -----------
   Total current assets.............................   17,970,522   20,383,831
Buildings, property and equipment, at cost:
 Building...........................................      359,324      359,324
 Lithotripters......................................   12,316,739   11,163,744
 Equipment..........................................    1,835,855    1,698,185
 Furniture and fixtures.............................      948,362      879,458
 Leasehold improvements.............................      157,083      147,200
                                                     ------------  -----------
                                                       15,617,363   14,247,911
 Less accumulated depreciation and amortization.....  (10,440,172)  (8,308,841)
                                                     ------------  -----------
 Net property and equipment.........................    5,177,191    5,939,070
                                                     ------------  -----------
Goodwill, net.......................................    3,306,622    3,409,916
Investment in unconsolidated subsidiaries...........    1,263,598      325,000
Long-term receivable from unconsolidated
 subsidiary.........................................    2,000,000          --
Other assets, net...................................      158,914      117,195
                                                     ------------  -----------
                                                     $ 29,876,847  $30,175,012
                                                     ============  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
 Accounts payable................................... $    657,878  $   611,492
 Accrued expenses...................................      580,232      716,619
 Accrued income taxes...............................       73,314      263,058
 Accrued payroll expenses...........................      347,034      346,262
 Customer deposits..................................       58,441          --
 Deferred revenue...................................      656,332      907,326
                                                     ------------  -----------
   Total current liabilities........................    2,373,231    2,844,757
Deferred tax liabilities............................      562,313      628,856
Minority interest...................................      554,292      284,350
Deferred rent.......................................       78,697          --

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
 Common stock--$.004 par value, 20,000,000 shares
  authorized, 5,742,670 and 5,667,142 shares issued
  and outstanding at December 31, 2000 and 1999,
  respectively......................................       22,971       22,669
 Additional paid-in capital.........................   19,646,388   19,177,274
 Accumulated earnings...............................   16,708,143   14,619,507
 Accumulated other comprehensive income (loss)......       55,395      (13,942)
 Treasury stock, at cost, 1,434,450 and 974,650
  shares at December 31, 2000 and 1999,
  respectively......................................  (10,124,583)  (7,388,459)
                                                     ------------  -----------
   Total stockholders' equity.......................   26,308,314   26,417,049
                                                     ------------  -----------
                                                     $ 29,876,847  $30,175,012
                                                     ============  ===========

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            For the year ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Revenue:
  Procedures, maintenance fees and fee-
   for-service..........................  $18,930,319  $19,532,046  $21,128,586
  Net equipment sales...................    3,284,119    3,337,650    2,144,500
  Interest income.......................      607,616      598,661      551,723
                                          -----------  -----------  -----------
  Total revenues........................   22,822,054   23,468,357   23,824,809

Costs and expenses:
  Cost of procedures and maintenance
   fees.................................   11,678,337   10,186,243    9,098,822
  Cost of equipment sales...............    2,264,073    1,920,117    1,900,803
  Research and development..............    1,180,409    1,455,429    1,078,792
  Selling...............................    2,174,592    2,048,390    1,988,331
  General and administrative............    2,651,172    2,592,308    2,131,373
                                          -----------  -----------  -----------
  Total costs and expenses..............   19,948,583   18,202,487   16,198,121
                                          -----------  -----------  -----------

Operating income........................    2,873,471    5,265,870    7,626,688

Other expense (income):
  Gain on sale of investments...........   (1,882,545)    (244,305)         --
  Other expense.........................      109,046      147,031      (61,045)
                                          -----------  -----------  -----------
  Total other expense (income)..........   (1,773,499)     (97,274)     (61,045)

Minority interests:
  Minority interest in subsidiaries
   income...............................      833,942      602,594      627,639
  Equity loss from unconsolidated
   subsidiary...........................       61,402          --           --
                                          -----------  -----------  -----------
  Total minority interest...............      895,344      602,594      627,639

Income before provision for income
 taxes..................................    3,751,626    4,760,550    7,060,094
Provision for income taxes..............    1,662,990    1,919,400    2,718,000
                                          -----------  -----------  -----------
Net income..............................  $ 2,088,636  $ 2,841,150  $ 4,342,094
                                          ===========  ===========  ===========

Net income per share:
  Basic.................................  $       .46  $       .57  $       .84
                                          ===========  ===========  ===========
  Diluted...............................  $       .46  $       .56  $       .82
                                          ===========  ===========  ===========
Number of shares used in the computation
 of net income per share:
  Basic.................................    4,504,468    4,956,508    5,162,112
                                          ===========  ===========  ===========
  Diluted...............................    4,511,119    5,034,850    5,286,967
                                          ===========  ===========  ===========

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Common Stock                                              Accumulated
                        ------------------ Additional                                  Other
                        Number of            paid-in   Accumulated Stock Purchase  Comprehensive   Treasury
                         shares    Amount    capital    earnings   Note Receivable income (loss)    Stock         Total
                        ---------  ------- ----------- ----------- --------------- ------------- ------------  -----------
Balance at December
 31, 1997.............  5,365,988  $22,539 $18,998,260 $ 7,436,263    $(134,800)     $   (579)   $ (2,200,736) $24,120,947
Net income............        --       --          --    4,342,094          --            --              --     4,342,094
Other comprehensive
 income:
 Unrealized loss on
  short-term
  investments.........        --       --          --          --           --           (598)            --          (598)
                                                                                                               -----------
Total comprehensive
 income...............        --       --          --          --           --            --              --     4,341,496
                                                                                                               -----------
Common stock options
 exercised............     15,717       63      77,844         --           --            --              --        77,907
Repayment of stock
 purchase note........        --       --          --          --       134,800           --              --       134,800
Treasury stock
 repurchased..........   (318,300)     --          --          --           --            --       (2,742,473)  (2,742,473)
                        ---------  ------- ----------- -----------    ---------      --------    ------------  -----------
Balance at December
 31, 1998.............  5,063,405   22,602  19,076,104  11,778,357          --         (1,177)     (4,943,209)  25,932,677
Net income............        --       --          --    2,841,150          --            --              --     2,841,150
Other comprehensive
 income:
 Unrealized gain on
  short-term
  investments.........        --       --          --          --           --          1,177             --         1,177
 Unrealized loss on
  foreign currency
  translation.........        --       --          --          --           --        (13,942)            --       (13,942)
                                                                                                               -----------
Total comprehensive
 income...............        --       --          --          --           --            --              --     2,828,385
                                                                                                               -----------
Common stock options
 exercised............     16,637       67     101,170         --           --            --              --       101,237
Treasury stock
 repurchased..........   (387,550)     --          --          --           --            --       (2,445,250)  (2,445,250)
                        ---------  ------- ----------- -----------    ---------      --------    ------------  -----------
Balance at December
 31, 1999.............  4,692,492  $22,669 $19,177,274 $14,619,507    $     --       $(13,942)   $ (7,388,459) $26,417,049
                        ---------  ------- ----------- -----------    ---------      --------    ------------  -----------
Net income............        --       --          --    2,088,636          --            --              --     2,088,636
Other comprehensive
 income:
 Unrealized gain on
  foreign currency
  translation, net....        --       --          --          --           --         69,337             --        69,337
                                                                                                               -----------
Total comprehensive
 income...............        --       --          --          --           --            --              --     2,157,973
                                                                                                               -----------
Common stock options
 exercised............     75,528      302     469,114         --           --            --              --       469,416
Treasury stock
 repurchased..........   (459,800)     --          --          --           --            --       (2,736,124)  (2,736,124)
                        ---------  ------- ----------- -----------    ---------      --------    ------------  -----------
Balance at December
 31, 2000.............  4,308,220  $22,971 $19,646,388 $16,708,143    $     --       $ 55,395    $(10,124,583) $26,308,314
                        =========  ======= =========== ===========    =========      ========    ============  ===========


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income.............................  $ 2,088,636  $ 2,841,150  $ 4,342,094
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization........    2,377,014    2,075,884    1,946,746
   Provision for doubtful accounts......          --        35,000      130,000
   Writedown of investment..............          --       300,000          --
   Minority interest in partnership.....      833,942      602,595      627,639
   Minority equity in unconsolidated
    subsidiary..........................       61,402          --           --
   Provision for inventory
    obsolescence........................      277,138          --           --
   Gain on sale of long-term
    investments.........................   (1,882,545)    (506,805)         --
   Changes in operating assets and
    liabilities:
     Accounts receivable................     (874,191)     309,763     (544,794)
     Inventories........................     (619,302)  (1,992,704)    (915,686)
     Deferred tax assets................      201,029     (219,364)    (183,183)
     Prepaid expenses and other current
      assets............................     (160,051)     374,474     (263,624)
     Accounts payable...................       46,386      215,090     (498,151)
     Accrued expenses...................      (99,225)     104,189      274,687
     Accrued income taxes...............     (226,674)      69,388      816,444
     Accrued payroll expenses...........          772       42,575       64,183
     Deferred revenue...................     (250,994)     (39,756)    (347,010)
     Customer deposits..................       58,441      (86,125)     (46,574)
     Other, net.........................       70,884       (4,444)     124,616
                                          -----------  -----------  -----------
     Net cash provided by operating
      activities........................    1,902,662    4,120,910    5,527,387
                                          -----------  -----------  -----------

Cash flows from investing activities:
 Purchases of short-term investments....  (12,575,069) (23,351,435) (25,798,243)
 Proceeds from sales of short-term
  investments...........................   15,981,400   25,216,697   25,205,077
 Proceeds from sale of long-term
  investments...........................    1,882,545      506,805          --
 Investment in unconsolidated
  subsidiary............................   (1,000,000)    (100,000)    (617,369)
 Purchase of net assets.................          --      (751,712)         --
 Long-term loan to unconsolidated
  subsidiary............................   (2,000,000)         --           --
 Distribution of minority interest......     (564,000)    (638,300)    (676,800)
 Purchases of property and equipment,
  net...................................   (1,518,177)  (2,718,288)  (1,106,832)
                                          -----------  -----------  -----------
     Net cash provided by (used in)
      investing activities..............      206,699   (1,836,233)  (2,994,167)
                                          -----------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock.................................      469,416      101,237       77,907
 Proceeds from stock purchase note......          --           --       134,800
 Purchase of treasury stock.............   (2,736,124)  (2,445,250)  (2,742,473)
 Deferral of rent payments..............       78,697          --           --
 Loan payments..........................      (37,162)      (7,705)         --
                                          -----------  -----------  -----------
     Net cash used in financing
      activities........................   (2,225,173)  (2,351,718)  (2,529,766)

Net increase (decrease) in cash and cash
 equivalents............................     (115,812)     (67,041)       3,454
Cash and equivalents at beginning of
 year...................................    1,061,422    1,128,463    1,125,009
                                          -----------  -----------  -----------
Cash and equivalents at end of year.....  $   945,610  $ 1,061,422  $ 1,128,463
                                          ===========  ===========  ===========
Supplemental cash flow disclosures:
 Cash paid during the year for:
  Income taxes..........................  $ 1,694,826  $ 1,925,645  $ 2,588,819
                                          ===========  ===========  ===========
Supplemental disclosures of non-cash
 investing activities:
 Liabilities assumed in connection with
  the purchase transaction (Note 3).....  $       --   $   365,110  $       --
                                          ===========  ===========  ===========


                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Organization and Operations of the Company

   Medstone International, Inc. ("Medstone" or the "Company") designs, manufactures and markets the Medstone STS(TM) and STS-T Shockwave Therapy Systems (the "System") for the noninvasive disintegration of kidney stones in human patients. The Company also generates revenues from use of the Systems under procedure fees and fee for service arrangements and from repairs and maintenance. The Company's customers are primarily located in the United States.

2. Summary of Significant Accounting Policies

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company; Medstone International, Ltd., a Scotish subsidiary group; United Physicians Resources, an 80% owned physicians practice management operation incorporated in June 1996; Northern Nevada Lithotripsy Associates, LLC, a 60% owned Nevada Limited Liability Company; Southern Idaho Lithotripsy Associates, LLC, a California Limited Liability Company, also 60% owned (See Note 3); and Medstone Sales Corporation, a 100% owned foreign sales corporation. All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in less than 20% owned affiliates are accounted for on the cost method, unless the Company is able to exercise significant influence over the affiliates operating and financial policies, in which case the investments are accounted for on the equity method.

 Reclassifications

   Certain prior year balances have been reclassified to conform with the December 31, 2000 presentation.

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

 Fair Value of Financial Instruments

   The fair market value of cash and cash equivalents, short-term investments and accounts receivable approximate cost due to the short period of time to maturity. The carrying value of the long term receivable from unconsolidated subsidiary approximates fair value because the interest rate fluctuates with market conditions.

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

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


   The amortized cost and market value of investments at December 31, 2000, by contractual maturity, is shown below.

                                                          Amortized    Market
                                                             Cost      Value
                                                          ---------- ----------
   Due in one year or less............................... $5,223,659 $5,400,953

 Comprehensive Income

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income. SFAS No. 130 requires unrealized gains or losses on available-for-sale securities and unrealized gains or losses on foreign currency translation, to be included in other comprehensive income. Prior financial statements have been reclassified to conform to the requirements of SFAS No. 130.

   The components of accumulated other comprehensive income/(loss) are as follows:

                                                          Unrealized
                                                Foreign    Gains on
                                               Currency   Available-
                                              Translation  for-Sale
                                              Adjustment  Securities  Total
                                              ----------- ---------- --------
   Balance at December 31, 1998..............  $    --     $(1,177)  $ (1,177)
   Foreign currency translation adjustment...   (13,942)       --     (13,942)
   Unrealized gain on available-for-sale
    securities...............................       --       1,177      1,177
                                               --------    -------   --------
   Balance at December 31, 1999..............   (13,942)       --     (13,942)
   Foreign currency translation adjustment
    net of income taxes......................    69,337        --      69,337
                                               --------    -------   --------
   Balance at December 31, 2000..............  $ 55,395    $   --    $ 55,395
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

   The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 10% of accounts receivable at December 31, 2000.

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
   Raw materials.......................................... $3,888,640 $3,699,983
   Work in process........................................    231,175    427,600
   Finished goods.........................................  1,983,236  1,633,304
                                                           ---------- ----------
                                                           $6,103,051 $5,760,887
                                                           ========== ==========

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


 Building, Property and Equipment

   Building, property and equipment are carried at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

   Building......................................................      50 years
   Lithotripters.................................................       5 years
   Equipment.....................................................       5 years
   Furniture and fixtures........................................       5 years
   Leasehold improvements........................................ Life of lease

   Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,274,183, $1,987,000, and $1,863,000, respectively.

 Goodwill

   The Company recorded goodwill resulting from the excess of the purchase prices of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair market value of the net assets acquired. Goodwill is being amortized over periods ranging from fifteen to forty years using the straight-line method. Accumulated amortization at December 31, 2000 and 1999 is $371,194 and $269,635, respectively.

 Long-Lived Assets

   Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon the Company's analysis, the Company believes no material impairment of the carrying value of its long-lived assets, inclusive of intangible assets, existed at December 31, 2000 and 1999. The Company's analysis was based on a comparison of the carrying amount of such assets to the Company's historical actual cash flows and to an estimate of future undiscounted cash flows.

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

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


   The following table sets forth the computation of earnings per share:

                                                  Year Ended December 31,
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
   Numerator: Net income..................... $2,088,636 $2,841,150 $4,342,094
                                              ========== ========== ==========
   Denominator for weighted average shares
    outstanding..............................  4,504,468  4,956,508  5,162,112
                                              ========== ========== ==========
   Basic earnings per share.................. $      .46 $      .57 $      .84
                                              ========== ========== ==========
   Effect of dilutive securities:
     Weighted average shares outstanding.....  4,504,468  4,956,508  5,162,112
     Stock options...........................      6,651     78,342    124,855
                                              ---------- ---------- ----------
   Denominator for diluted earnings per
    share....................................  4,511,119  5,034,850  5,286,967
                                              ========== ========== ==========
   Diluted earnings per share................ $      .46 $      .56 $      .82
                                              ========== ========== ==========

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

 Advertising

   The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred. Advertising expense was $32,000, $58,000 and $135,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


 Business Segments and Geographic Information

   The Company applies the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers.

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

   Selected financial information for the Company's reportable segments as of and for the years ended December 31, 2000, 1999 and 1998 follows (in thousands):

                                                      2000     1999    1998
                                                     -------  ------- -------
   Revenue:
     Equipment sales................................ $ 3,284  $ 3,338 $ 2,145
     Fees for procedures, maintenance and
      management....................................  18,930   19,532  21,128
     Nonreportable segment..........................     608      598     552
                                                     -------  ------- -------
                                                     $22,822  $23,468 $23,825
                                                     =======  ======= =======
   Operating income (loss):
     Equipment sales................................ $    (8) $   678 $  (537)
     Fees for procedures, maintenance and
      management....................................   2,394    4,085   7,751
     Nonreportable segment..........................     487      600     474
                                                     -------  ------- -------
                                                     $ 2,873  $ 5,363 $ 7,688
                                                     =======  ======= =======
   Assets:
     Equipment sales................................ $ 3,642  $ 3,228 $ 1,764
     Fees for procedures, maintenance and
      management....................................  15,110   15,173  13,252
                                                     -------  ------- -------
                                                     $18,752  $18,401 $15,016
                                                     =======  ======= =======
   Depreciation and amortization:
     Equipment sales................................ $   252  $   206 $   149
     Fees for procedures, maintenance and
      management....................................   2,125    1,870   1,798
                                                     -------  ------- -------
                                                     $ 2,377  $ 2,076 $ 1,947
                                                     =======  ======= =======
   Expenditures for long-lived assets and equity
    method investments:
     Equipment sales................................ $ 1,198  $ 1,171 $   473
     Fees for procedures, maintenance and
      management....................................   1,319    2,399     634
                                                     -------  ------- -------
                                                     $ 2,517  $ 3,570 $ 1,107
                                                     =======  ======= =======

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


   Selected financial information for the Company's operations by geographic segment is as follows (in thousands):

                                                         2000    1999    1998
                                                        ------- ------- -------
   Revenue:
     United States..................................... $21,121 $22,733 $22,977
     Europe and Middle East............................   1,464     459      17
     Asia Pacific Rim..................................     237     276     831
                                                        ------- ------- -------
                                                        $22,822 $23,468 $23,825
                                                        ======= ======= =======
   Long-Lived Assets:
     United States..................................... $21,699 $17,263 $14,898
     Europe............................................     865     820     --
                                                        ------- ------- -------
                                                        $22,564 $18,083 $14,898
                                                        ======= ======= =======

 Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Certain Derivatives and Hedging Activities (SFAS 133), as amended, which is required to be adopted effective January 1, 2001. SFAS 133 established new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments, except those qualifying as a hedge under the criteria set forth in SFAS 133, be recorded on the balance sheet at fair value with adjustments to the fair value through earnings. The Company will adopt the new requirements effective with the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. The Company anticipates that the adoption of SFAS No. 133 will not have an impact on its financial position, results of operations, or cash flows.

3. Acquisitions and Investments in Joint Ventures

 Equity Investment in Medicredit.com, Inc.

   In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com. Inc. ("Medicredit") for $1 million in cash. Medicredit, a California-based company, funds and services patient accounts to finance elective surgeries in the cosmetic and cash paying sector of healthcare. The investment in Medicredit is accounted for under the equity method. The investment, net of the Company's share of net losses for the period from April 1, 2000 through December 31, 2000 of $61,000, is included in Investment in unconsolidated subsidiary.

   Along with the cash investments in Medicredit, the Company also provides Medicredit a line of credit of up to $2 million at the prime interest rate(9.5% at December 31, 2000). Interest payments are due monthly with principal due at maturity on April 20, 2002. As of December 31, 2000, the Company had advanced $2 million to Medicredit under the line of credit, and has accrued interest of $21,550 due from Medicredit, which are recorded as a long term receivable from unconsolidated subsidiary and other assets, respectively.

 Purchase of Assets of Creos, Ltd.

   In April 1999, Medstone International, Ltd., a wholly-owned subsidiary of the Company located in Scotland, purchased certain assets of Creos Ltd. from its liquidator for $165,600 cash. The acquisition has been accounted for as a purchase and did not generate any goodwill. Medstone International, Ltd. then commenced manufacturing x-ray generator products previously produced by Creos Ltd. The operating results of Medstone International, Ltd. have been included in the consolidated financial statements of the Company since April 1999.

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


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

 Investment in Chinese Joint Venture

   The Company, along with Acuity International ("Acuity") and Phenix Optical Ltd ("Phenix"), a Chinese company, created a joint venture in March 1998 to provide lithotripsy services to inland Chinese areas. Each entity was a 1/3 owner of the joint venture. The Company recorded its investment of $92,000 as other assets. In December 1998, documents were drawn and executed to turn ownership over to Phenix in return for delivery of optical products to both Acuity and the Company. In 1999, the Company received the optical products in release of its share in the joint venture. The Company estimates the resale value of the optical products to approximate the value of the investment established in the joint venture. The Company intends to sell these optical products or distribute them as promotional items.

   Unaudited pro forma consolidated results after giving effect to the businesses acquired during fiscal 1999 would not have been materially different from the reported amounts for 1999 and 1998 due to the immateriality of these acquisitions.

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


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

   The provision for income taxes consists of the following:

                                          Year ended   Year ended   Year ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Current:
     Federal............................  $1,125,000   $1,653,400   $2,270,000
     State..............................     336,000      486,000      631,000
                                          ----------   ----------   ----------
       Total current....................   1,461,000    2,139,400    2,901,000
                                          ----------   ----------   ----------
   Deferred:
     Federal............................     171,000     (168,000)    (153,000)
     State..............................      31,000      (52,000)     (30,000)
                                          ----------   ----------   ----------
       Total deferred...................     202,000     (220,000)    (183,000)
                                          ----------   ----------   ----------
   Provision for income taxes...........  $1,663,000   $1,919,400   $2,718,000
                                          ==========   ==========   ==========

   The following is a reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                         Year ended   Year ended   Year ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Income tax at the statutory rate....  $1,580,000   $1,885,000   $2,400,000
   State income taxes (net of federal
    benefit)...........................     244,000      286,000      398,000
   Minority interest...................    (284,000)    (195,000)         --
   Other...............................     123,000      (56,600)     (80,000)
                                         ----------   ----------   ----------
   Provision for income taxes..........  $1,663,000   $1,919,400   $2,718,000
                                         ==========   ==========   ==========

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


   The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Deferred tax assets (liabilities):
   State taxes........................................  $  113,000   $  165,000
   Cardiac investment reserve.........................     239,000      417,000
   Inventory reserve..................................     196,000      131,000
   Bad debt reserve...................................     154,000      246,000
   Accruals not currently deductible for tax..........      78,000       87,000
   Inventory adjustment...............................      97,000       66,000
   Product reserves...................................     129,000      161,000
                                                        ----------   ----------
   Deferred tax assets................................   1,006,000    1,273,000
                                                        ----------   ----------
   Depreciation and amortization......................    (562,000)    (629,000)
                                                        ----------   ----------
   Deferred tax liabilities...........................    (562,000)    (629,000)
                                                        ----------   ----------
   Net deferred tax assets............................  $  444,000   $  644,000
                                                        ==========   ==========

5. Stock Options

   In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan ("1989 Plan") which provided for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the 1989 Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. In May 1997, the Company terminated the 1989 Plan as to the granting of additional options. As of December 31, 2000 473,201 options for shares of common stock had been granted and remain outstanding under this plan.

   In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. On June 1, 1999, this plan expired and no additional shares may be granted under this plan. Outstanding options shall continue to vest and remain exercisable in accordance with the grants outstanding. As of December 31, 2000, 10,000 options for shares of common stock had been granted and remain outstanding under this Plan.

   Options to purchase 15,000 shares of common stock were issued to each member of the Board of Directors in November 1996 and have exercise prices of $6.375 after repricing of the options on August 31, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares of each elapsed calendar month during which the director remains on the Company's Board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the Board. As of December 31, 2000, 45,000 options for shares of common stock had been granted and are outstanding.

   In May 1997, the Company's stockholders approved the 1997 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. The Plan allows for the issuance of up to

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000

800,000 shares, with increases each January 1 that the Plan is in effect by a number of shares equal to one percent of the total number of outstanding shares of common stock on that date. As of January 1, 2001 the number of shares authorized by the plan increased to 951,234. As of December 31, 2000, 521,950 options for shares of common stock had been granted and are outstanding under this plan.

   Effective August 13, 1998, the Company repriced all outstanding options granted under all plans with exercise prices exceeding the closing market value of the stock on that date. Accordingly, the exercise price of these options was reduced to $6.375 per share.

   A summary of the Company's stock option plans as of the end of 2000, 1999 and 1998 and changes during the years is presented below:

                            December 31, 2000        December 31, 1999        December 31, 1998
                         ------------------------ ------------------------ ------------------------
                                    Weighted-Avg.            Weighted-Avg.            Weighted-Avg.
                                      Exercise                 Exercise                 Exercise
                          Shares        Price      Shares        Price      Shares        Price
                         ---------  ------------- ---------  ------------- ---------  -------------
Outstanding, beginning
 of year................ 1,122,428      $6.45     1,082,902      6.39        970,803      $8.34
Granted.................   136,667       5.74        92,500      6.70        230,000       6.52
Exercised...............   (75,528)      6.22       (16,637)     6.09        (15,717)      4.95
Canceled................  (133,416)      6.36       (36,337)     6.48       (102,184)      7.90
                         ---------      -----     ---------      ----      ---------      -----
Outstanding, end of
 year................... 1,050,151      $6.38     1,122,428      6.45      1,082,902      $6.39
                         =========      =====     =========      ====      =========      =====
Available for future
 grants.................   406,517                  394,585                  470,810
                         ---------                ---------                ---------
Exercisable at end of
 year...................   761,534                  663,457                  474,446
                         ---------                ---------                ---------
Weighted-average fair
 value of options
 granted during the
 year...................                $3.24                    3.64                     $3.56
                                        =====                    ====                     =====

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                       Options Outstanding
      Range of       --------------------------------------------------------------
      Exercise       Number Outstanding     Weighted-average     Weighted-average
       Prices           at 12/31/00          Exercise Price       Remaining Term
      --------       ------------------     ----------------     ----------------
   $5.30 to $6.00          121,667               $5.686             5.4 years
   $6.01 to $6.38          823,851               $6.375             1.7 years
   $6.56 to $7.50          104,633               $7.224             4.0 years
   --------------        ---------               ------
   $5.30 to $7.50        1,050,151               $6.380             2.4 years
   ==============        =========               ======

   In calculating pro forma information regarding net income and net income per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 2000, 1999, and 1998, respectively: risk free interest rates of 6% for all periods; dividend yields of 0% for all periods; volatility of the expected market prices of the Company's common stock of .555, .469 and .542; and expected life of the options of 5.5 years for all periods.

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 2000, 1999 and 1998 follows (in thousands, except per share information):

                                                        Year ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Pro forma net income................................ $ 1,837 $ 2,464 $ 4,077
   Pro forma diluted net income per share.............. $   .41 $   .50 $   .77

   These pro forma amounts do not give effect to options granted prior to January 1, 1995.

6. Stock Repurchase Plan

   The Company's Stock Repurchase Programs have authorized repurchase of up to 1,550,000 shares of its common stock. For the year ending December 31, 2000, the Company repurchased a total of 459,800 shares at a cost of $2,736,124. For the year ending December 31, 1999, the Company repurchased a total of 387,550 shares at a cost of $2,445,250. For the year ended December 31, 1998 the Company repurchased a total of 318,300 shares at a cost of $2,742,473. The Company has repurchased a total of 1,434,450 shares since the inception of its Stock Repurchase Programs at a total cost of $10,124,583 with all amounts recorded as treasury stock. The Company's current repurchase program was active as of December 31, 2000.

7. Commitments

   In March 1994, the Company took occupancy of office, manufacturing, engineering and warehouse space, and research and development laboratories under an operating lease with an initial term of two years. The first extended lease on this facility, with a monthly lease rate of $14,410 expired June 30, 2000. In April 2000, the Company signed a new sixty-four month lease of this facility, with the term running through November 2005. The average monthly rental expense is $19,449 over the term of the lease. The new lease has the option for one five-year extension at a rate to be negotiated based on then current market rates.

   In April 1999, the Company's subsidiary took possession of manufacturing, office and warehouse space under a monthly operating lease until October 2000, at which time it entered into a new sixty-month lease at a monthly rent of $2,980, commencing October 1, 2000.

   The future minimum lease payments under all operating leases are as follows:

                                                                        Minimum
                                                                         Rental
                                                                        --------
       2001............................................................ $256,000
       2002............................................................ $260,000
       2003............................................................ $252,000
       2004............................................................ $263,000
       2005............................................................ $248,000

   Total net rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was $204,000, $227,000 and $194,000,
respectively.

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


8. Contingencies

   The Company is involved in legal proceedings incidental to the normal conduct of its business. The Company has obtained various liability insurance policies providing coverage for general liability, product liability and other claims. Management does not believe that the resolution of any current proceedings will have a material financial impact on the Company or its consolidated financial position, results of operations and cash flows.

9. Related Party Transactions

 Cardiac Science, Inc.

   Cardiac Science, Inc. was formed as a subsidiary of the Company during 1991 and shortly thereafter was spun off as a separate entity with a majority of the common stock of Cardiac Science, Inc. distributed to the Company's stockholders. During 1991 through 1996, the Company performed various financing activities for Cardiac Science in exchange for common stock and warrants.

   As of December 31, 2000 and 1999, the Company held approximately 187,000 and 492,000 shares of common stock and 0 and 87,500 warrants to purchase common stock, respectively in Cardiac Science, Inc. The common stock and warrants had a carrying value of zero. At December 31, 2000, the fair market value of the investment in Cardiac Science, Inc. common stock approximates $795,000.

   During 2000 and 1999, the Company sold approximately 305,000 and 55,000 shares for $1,855,000 and $244,000 in cash, respectively. During 1999, the Company sold the 87,500 warrants for $262,000 in cash. All proceeds from these sales of the common stock and warrants were included in other income.

 k. Biotech

   During 1999, the Company increased its ownership interest in k.Biotech, Inc. by $100,000 for a total investment of $325,000 which represents a 21% interest. Two members of the Board of Directors of the Company are also shareholders of k.Biotech, Inc. and one member of the Board of Directors is the President of k.Biotech.

 Digital Imaging Systems

   During 1998, the Company obtained a 14% ownership interest in Digital Imaging Systems, Inc. ("DIS") for $300,000 and entered into a supply agreement whereby the Company would purchase equipment up to $1.1 million from DIS. In 1999, the Company recorded an investment writedown of $300,000 as a result of its review of the realizable value of this investment. DIS commenced shipments of its products to the Company in January 1999 pursuant to the supply agreement.

 Genstar Therapeutics Corporation

   Genstar Therapeutics Corp. (formerly Urogen Corp.) was a subsidiary of the Company until early 1996 at which time the Company spun off this subsidiary as a separate company. The Company distributed all the stock of Genstar to its stockholders, except for 100,000 shares which the Company retained. During 2000, the Company sold 5,000 shares of Genstar for a gain of approximately $28,000 and still holds 95,000 shares of Genstar common stock with a book value of $0 as of December 31, 2000. The market value of the retained Genstar common stock is approximately $926,000 at December 31, 2000.

                         MEDSTONE INTERNATIONAL, INC.

                               December 31, 2000


 Investment in Medicredit.com, Inc.

   In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com. Inc. ("Medicredit") for $1 million in cash. Medicredit, a California-based company, funds and services loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare. Along with the cash investment in Medicredit, the Company agreed to a line of credit of up to $2 million at the prime interest rate. As of December 31, 2000, the full $2 million credit line was outstanding to Medicredit and is reflected in long-term assets in the Consolidated Balance Sheets of the Company. The Company reflects its equity position of the operating results of Medicredit since its purchase in the Minority Interest section of the Consolidated Statements of Income.

10. Employee Benefit Plan

   In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the Board of Directors. During 1997, the Company's Board of Directors elected to match the employee contributions $.25 on a dollar, up to a maximum company contribution of $2,000 per year. In 2000, 1999 and 1998, the Company's contribution totaled $58,382, $50,557 and $44,430, respectively.

11. Major Customers and Foreign Sales

   During the three years ended December 31, 2000, 1999 and 1998, no single customer has accounted for 10% or more of total revenues in any one year. The Company derived 7%, 3% and 4% of total revenues from sales to foreign customers in the years ending December 31, 2000, 1999 and 1998, respectively.

12. Selected Quarterly Financial Data (Unaudited)

   The tables below set forth selected quarterly financial information for 2000 and 1999 (in thousands, except per share amounts):

   2000                         1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
   ----                         ----------- ----------- ----------- -----------
   Net sales...................   $6,109      $5,983      $5,443      $5,287
   Gross profit................    2,487       2,455       2,011       1,927
   Net income..................      922         555         573          39
   Basic earnings per share....   $  .20      $  .12      $  .13      $  .01

   1999                         1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
   ----                         ----------- ----------- ----------- -----------
   Net sales...................   $4,904      $6,493      $6,440      $5,632
   Gross profit................    2,437       3,434       3,172       2,317
   Net income..................      532         633       1,182         494
   Basic earnings per share....   $  .11      $  .12      $  .23      $  .10

13. Subsequent Events

   In January 2001, the Company sold 73,000 shares of Cardiac Science Common Stock for a gain of approximately $358,000.

   In January 2001, the Company purchased 10,000 shares of its Common Stock for a cost of $62,475 under its current Stock Repurchase Program.

                          MEDSTONE INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                           Balance  ---------------------
                             at     Charged to Charged to              Balance
                          beginning costs and    other                  at end
Description                of year   expenses   accounts  Deductions   of year
------------------------- --------- ---------- ---------- ----------   --------
For the year ended
 December 31, 2000:
  Allowance for doubtful
   accounts.............. $571,252   $    --    $   --     $ 94,072(b) $477,180
                          ========   ========   =======    ========    ========
  Allowance for inventory
   obsolescence.......... $307,203   $277,138   $   --     $127,253(a) $457,088
                          ========   ========   =======    ========    ========

For the year ended
 December 31, 1999:
  Allowance for doubtful
   accounts.............. $602,564   $ 35,000   $   --     $ 66,312(b) $571,252
                          ========   ========   =======    ========    ========
  Allowance for inventory
   obsolescence.......... $337,437   $    --    $   --     $ 30,234(a) $307,203
                          ========   ========   =======    ========    ========
For the year ended
 December 31, 1998:
  Allowance for doubtful
   accounts.............. $534,918   $130,000   $   --     $ 62,354(b) $602,564
                          ========   ========   =======    ========    ========
  Allowance for inventory
   obsolescence.......... $337,437   $    --    $   --     $    --     $337,437
                          ========   ========   =======    ========    ========

--------
(a) Write-off of inventories
(b) Write-off of bad debts

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDSTONE INTERNATIONAL, INC.

                                                 /s/ David V. Radlinski
                                          By: _________________________________
                                                     David V. Radlinski
                                                  Chief Executive Officer

Dated: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2001.

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ David V. Radlinski          Chairman of the Board and     March 23, 2001
____________________________________  Chief Executive Officer and
         David V. Radlinski           Director (Principal
                                      Executive Officer)

       /s/ Mark Selawski             Chief Financial Officer       March 23, 2001
____________________________________  (Principal Financial and
           Marck Selawski             Accounting Officer)

      /s/ Donald J. Regan            Director                      March 23, 2001
____________________________________
          Donald J. Regan

       /s/ Frank R. Pope             Director                      March 23, 2001
____________________________________
           Frank R. Pope

       /s/ David A. Reed             Director                      March 23, 2001
____________________________________
           David A. Reed

    /s/ Michael C. Tibbitts          Director                      March 23, 2001
____________________________________
        Michael C. Tibbitts

                                 Exhibit Index

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

 10.29       1997 Stock Incentive Plan (5)(7)

 10.30       Employment Agreement with David Radlinski (5)

 10.31       Employment Agreement with Mark Selawski (5)

 10.32       Employment Agreement with Eva Novotny (5)

 21          Subsidiaries

 23.1        Consent of Independent Auditors

 28.2        Form of Cytocare, Inc. Information Statement--Distribution to
             Shareholders of Stock of Cardiac Science, Inc. (8)

 28.3        Form of Medstone International, Inc. Information Statement--
             Distribution to Shareholders of Stock of Endocare, Inc. and Urogen
             Corp. (9)

--------
 (1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

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

 (5) Compensatory plan or arrangement.

 (6) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (7) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (8) Previously filed with the same exhibit number with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

 (9) Previously filed with the same exhibit number with the Company's current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.

(10) Previously filed with the Company's current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.