Form 10-Q
period 2001-03-31
MEDSTONE INTERNATIONAL INC/
filed 2001-05-14
CIK 819939

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                              -------------------------------------------------

                                   OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------   ------------------------

                        Commission file number 0-16752

                         MEDSTONE INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                           66-0439440
-------------------------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

   100 Columbia, Suite 100, Aliso Viejo, California           92656
-------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:  (949)  448-7700
-------------------------------------------------------------------------------

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

The number of shares of the Common Stock of the registrant outstanding as of May 4, 2001 was 4,198,220.

                         MEDSTONE INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                       Page No.
                                                                       --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
            March 31, 2001 (Unaudited) and
            December 31, 2000                                             3

         Consolidated Statements of Income
            Three Months Ended March 31, 2001 and 2000 (Unaudited)        4

         Consolidated Statement of Stockholders' Equity
         Three Months Ended March 31, 2001 (Unaudited)                    5

         Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000 (Unaudited)           6

         Notes to Unaudited Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 3.  Defaults Upon Senior Securities                                 15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

                         MEDSTONE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31,     December 31,
                                                                        2001           2000
                                                                    ------------    ------------
                                                                     (Unaudited)
                                               ASSETS
                                               ------
Current assets:
 Cash and cash equivalents                                          $  2,041,671    $    945,610
 Short-term investments held to maturity                               4,405,917       5,223,659
 Accounts receivable, less allowance for doubtful accounts
   of $507,181 at March 31, 2001 and $477,180 at
   December 31, 2000, respectively                                     4,195,059       4,165,563
 Inventories, less allowance for inventory obsolescence
   of $414,417 at March 31, 2001 and $457,088 at
   December 31, 2000, respectively                                     6,181,633       6,103,051
 Deferred tax assets                                                   1,005,814       1,005,814
 Prepaid expenses and other current assets                               372,627         526,825
                                                                    ------------    ------------
 Total current assets                                                 18,202,721      17,970,522
Buildings, property and equipment, at cost:
 Building                                                                359,324         359,324
 Lithotripters                                                        12,831,112      12,316,739
 Equipment, furniture and fixtures                                     2,911,857       2,784,217
 Leasehold improvements                                                  157,083         157,083
                                                                    ------------    ------------
                                                                      16,259,376      15,617,363
 Less accumulated depreciation and amortization                      (10,963,341)    (10,440,172)
                                                                    ------------    ------------
 Net property and equipment                                            5,296,035       5,177,191
                                                                    ------------    ------------
Goodwill, net                                                          3,282,410       3,306,622
Investment in unconsolidated subsidiaries                              1,293,107       1,263,598
Long-term receivable from unconsolidated subsidiary                    2,000,000       2,000,000
Other assets, net                                                        135,464         158,914
                                                                    ------------    ------------
                                                                    $ 30,209,737    $ 29,876,847
                                                                    ============    ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
 Accounts payable                                                   $    848,078    $    657,878
 Accrued expenses                                                        559,596         580,232
 Accrued income taxes                                                    245,004          73,314
 Accrued payroll expenses                                                293,063         347,034
 Customer deposits                                                       343,708          58,441
 Deferred revenue                                                        598,339         656,332
                                                                    ------------    ------------
  Total current liabilities                                            2,887,788       2,373,231

Deferred tax liabilities                                                 562,313         562,313
Minority interest                                                        529,687         554,292
Deferred rent                                                             81,402          78,697
Stockholders' equity:
 Common stock - $.004 par value, 20,000,000 shares authorized,
  5,742,670 shares issued and outstanding at both March 31,
  2001 and December 31, 2000, respectively                                22,971          22,971
 Additional paid-in capital                                           19,646,388      19,646,388
 Accumulated earnings                                                 17,058,936      16,708,143
 Accumulated other comprehensive income                                   50,872          55,395
 Treasury stock,  at cost, 1,519,450 and 1,434,450 shares at
  March 31, 2001 and December 31, 2000, respectively                 (10,630,620)    (10,124,583)
                                                                    ------------    ------------
  Total stockholders' equity                                          26,148,547      26,308,314
                                                                    ------------    ------------
                                                                    $ 30,209,737    $ 29,876,847
                                                                    ============    ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                         2001          2000
                                                      ----------    ----------
Revenues:
 Procedures, maintenance fees and fee-for-service...  $4,510,773    $4,650,318
 Net equipment sales................................     353,181     1,329,044
 Interest income....................................     141,886       129,997
                                                      ----------    ----------
  Total revenues....................................   5,005,840     6,109,359
Costs and operating expenses:
 Cost of equipment sales............................     350,288       926,414
 Cost of procedures and maintenance fees............   2,833,030     2,695,744
 Research and development...........................     260,957       257,053
 Selling............................................     530,622       534,670
 General and administrative.........................     664,029       724,189
                                                      ----------    ----------
  Total costs and operating expenses................   4,638,926     5,138,070
                                                      ----------    ----------

Operating income....................................     366,914       971,289
Other expense (income):
 Gain on sale of investments........................    (358,108)     (782,557
 Other expense......................................      33,343        10,111
                                                      ----------    ----------
  Total other expenses (income)......................   (324,765)     (772,446)
                                                      ----------    ----------
Minority interests:
 Minority interest in subsidiaries income...........     155,395       191,459
 Equity in income from unconsolidated subsidiary....     (29,509)          ---
                                                      ----------    ----------
  Total minority interest...........................     125,886       191,459
                                                      ----------    ----------
Income before provision for income taxes............     565,793     1,552,276
Provision for income taxes..........................     215,000       630,000
                                                      ----------    ----------
Net income..........................................  $  350,793    $  922,276
                                                      ==========    ==========
Net income per share:
  Basic.............................................  $      .08    $      .20
                                                      ==========    ==========
  Diluted...........................................  $      .08    $      .20
                                                      ==========    ==========

Number of shares used in the computation of
 earnings per share:
  Basic.............................................   4,273,220     4,622,692
                                                      ==========    ==========
  Diluted...........................................   4,281,932     4,649,818
                                                      ==========    ==========


                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock
                                ---------------------------------------    Additional     Accumulated      Other
                                 Number of                    paid-in     Accumulated    Comprehensive   Treasury
                                   shares        Amount       capital       earnings     income (loss)     Stock          Total
                                ------------   ----------   -----------   -------------  -------------  -----------     ----------


Balance at December 31, 2000      4,308,220       $22,971   $19,646,388     $16,708,143      $55,395    $(10,124,583)   $26,308,314
                                ===========    ==========   ===========   =============   ==========    ============    ===========

Net income                              ---           ---           ---         350,793          ---             ---        350,793

Other comprehensive income:
  Unrealized loss on foreign
  currency translation, net             ---           ---           ---             ---       (4,523)            ---         (4,523)
                                                                                                                        -----------

Total comprehensive income                                                                                                  346,270
                                                                                                                        -----------

Treasury stock repurchased          (85,000)          ---           ---             ---          ---        (506,037)      (506,037)
                                -----------    ----------   -----------   -------------   ----------    ------------    -----------

Balance at March 31, 2001
(Unaudited)                       4,223,220       $22,971   $19,646,388     $17,058,936      $50,872    $(10,630,620)   $26,148,547
                                ===========    ==========   ===========   =============   ==========    ============    ===========


                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                        2001            2000
                                                     -----------    -----------
Cash flows from operating activities:
  Net income......................................   $   350,793    $   922,276
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization..................       554,900        595,872
   Provision for doubtful accounts................        30,000            ---
   Provision for inventory obsolescence...........        42,000         10,000
   Gain on sale of long-term investments..........      (358,108)      (782,557)
   Minority interest in partnerships..............       155,395        191,459
   Minority equity in unconsolidated subsidiary...       (29,509)           ---
   Changes in assets and liabilities:
    Accounts receivable...........................       (59,496)      (692,324)
    Inventories...................................      (120,582)        48,490
    Prepaid expenses and other current assets.....       154,198        (60,235)
    Accounts payable and accrued expenses.........       176,290        (91,351)
    Accrued payroll expenses......................       (53,971)       130,333
    Accrued income taxes..........................       168,674        534,586
    Deferred revenue..............................       (57,993)        36,148
    Customer deposits.............................       285,267          6,000
    Other, net....................................        18,602         37,113
                                                     -----------    -----------

    Net cash provided by operating activities.....     1,256,460        885,810
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of short-term investments..............    (3,333,231)    (2,479,122)
  Proceeds from sales of short-term investments...     4,150,973      5,557,862
  Proceeds from sale of long-term investments.....       358,108        782,557
  Distribution of minority interest...............      (180,000)      (112,000)
  Purchase of property and equipment, net.........      (646,191)      (402,628)
                                                     -----------    -----------

    Net cash provided by investing activities.....       349,659      3,346,669
                                                     -----------    -----------

Cash flows from financing activities:
  Purchase of treasury stock......................      (506,037)      (391,675)
  Deferral of rent payments.......................         2,705            ---
  Loan payments...................................        (6,726)        (6,783)
                                                     -----------    -----------

    Net cash used in financing activities.........      (510,058)      (398,458)
                                                     -----------    -----------

Net increase in cash and cash equivalents.........     1,096,061      3,834,021
Cash and equivalents at beginning of period.......       945,610      1,061,422
                                                     -----------    -----------
Cash and equivalents at end of period.............   $ 2,041,671    $ 4,895,443
                                                     ===========    ===========

Supplemental cash flow disclosures:
    Cash paid during the period for:
    Income taxes..................................   $    59,847    $   115,604
                                                     ===========    ===========

                            See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


1.  Basis of presentation

    The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

    In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 2001 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.  Recently Issued Accounting Pronouncements

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," as amended.

    SFAS 133 established a new model for accounting for derivatives and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company currently does not have any derivative instruments which require fair value measurement under SFAS 133 and, accordingly, the effect of the adoption will not have a material impact on the Company's consolidated financial position or results of operations.

3.   Accumulated Other Comprehensive (Loss)/Income:

The components of accumulated other comprehensive (loss)/income are as follows:

                                                     Currency
                                                   Translation
                                                    Adjustment
                                                  -------------
     Balance at December 31, 2000                     $ 55,395
     Foreign currency translation adjustments           (4,523)
                                                      --------
     Balance at March 31, 2001                        $ 50,872
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

      For the three months ended March 31, 2001, total comprehensive income was $346,270. For the three months ended March 31, 2000, total comprehensive income was $982,469.

4.   Business Segments

     The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                              Three Months Ended
                                       March 31, 2001      March 31, 2000
                                     ------------------    --------------
     Revenue:
       Equipment sales                   $  353,181           $1,329,044
       Fees for procedures,
          maintenance fees and
          fee-for-service                 4,510,773            4,650,318
                                         ----------           ----------
                                         $4,863,954           $5,979,362
                                         ==========           ==========

     Operating income (loss):
        Equipment sales                  $    9,366           $  109,181
        Fees for procedures,
           maintenance fees and
           fee-for-service                  357,548              862,108
                                         ----------           ----------
                                         $  366,914           $  971,289
                                         ==========           ==========

5. Per share infromation

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

     The following table sets forth the computation of earnings per share:

                                                 Three Months Ended
                                               March 31,    March 31,
                                                 2001         2000
                                              -----------------------
Numerator: Net income.......................  $  350,793   $  922,276
                                              ==========   ==========
Denominator for weighted
   average shares outstanding...............   4,273,220    4,622,692
                                              ==========   ==========
Basic earnings per share....................  $      .08   $      .20
                                              ==========   ==========
Effect of dilutive securities:
  Weighted average shares
   outstanding..............................   4,273,220    4,622,692
Stock options...............................       8,712       27,126
                                              ----------   ----------
Denominator for diluted earnings
 per share..................................   4,281,932    4,649,818
                                              ==========   ==========
Diluted earnings per share..................  $      .08   $      .20
                                              ==========   ==========

     Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.


F.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                March 31,    December 31,
                                  2001           2000
                               ----------    -----------
          Raw materials        $4,294,473     $3,888,640
          Work in process         182,732        231,175
          Finished goods        1,704,428      1,983,236
                               ----------    -----------
                               $6,181,633     $6,103,051
                               ==========    ===========

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

H.  Stock Repurchase Plan

     In the first quarter of 2001 the Company purchased a total of 85,000 shares at an aggregate cost of $506,038 under the Company's current Stock Repurchase Plan. To date under all of the Company's stock repurchase plans a total of 1,519,450 shares have been repurchased at a total cost of $10,630,620.

I.  Subsequent Events

     On April 2, 2001, the Company repurchased a total of 25,000 shares of its common stock for a cost of approximately $144,000, which completes its existing Stock Repurchase Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.


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

     As a manufacturer of medical devices, the Company has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 15 mobile systems, two fixed sites and 22 transmobile lithotripters located throughout the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

     The Company recorded total revenue of $5.0 million in the first quarter of 2001, an 18% decrease compared to the first quarter of 2000. Equipment revenues decreased to $353,181 in the quarter ending March 31, 2001 from $1,329,044 in the comparable quarter of the prior year, or a 73% decrease, as the Company shipped 16 imaging tables in 2001 versus four lithotripsy systems and two Pro 2000T urology tables in 2000. Revenues from procedures, maintenance fees and fee-for-service decreased from $4.7 million in the three months ended March 31, 2000 to $4.5 million in the same period of the current year due to lower average per patient reimbursement and expiration of maintenance service contracts on third party-owned equipment.

     Interest income increased by 9% in the first quarter of 2001 when compared to the same period of the prior year due to higher investment yields even though the average invested balance has decreased.

     Cost of sales on equipment sales increased to 99% of sales in the three months ended March 31,

2001 compared to 70% of sales in the same period of 2000. This increase is due to a higher cost of sales of imaging table equipment and the corresponding manufacturing overhead costs for producing equipment. Recurring revenue cost of sales increased to 63% of sales in the quarter ended March 31, 2001 compared to 58% in the same quarter of the prior year due to the additional equipment in service to provide fee-for-service lithotripsy in the mobile and transmobile environments. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 65% in the first quarter of 2001 compared to 61% in the first quarter of 2000.

     Research and development costs increased by 2%, in the first quarter of 2001 when compared to the same quarter of 2000 as the Company incurred development costs for the UroPro-2000 urology imaging table in both periods.

     Selling costs decreased to $531,000 in the first quarter of 2001 compared to $535,000 in the same period of the prior year due to higher tradeshow, advertising and travel expenses for the introduction of the UroPro 2000 and gallstone applications offset by lower commission costs on lower equipment shipments.

     General and administrative expenses decreased by $60,000 or 8% in the three months ended March 31, 2001 compared to the same period in the prior year. This is due to lower consulting expenses in the U.K. operations, lower audit fees due to the prior year's acquisition of Medicredit.com, Inc. and lower spending on the gallstone application.

     Gain on sale of investments was approximately $358,000 in the quarter ending March 31, 2001 compared to $783,000 in the same period of 2000 as the Company's sold 73,000 shares of Cardiac Science, Inc. common stock, in the current year, whereas the Company sold 140,167 shares of Cardiac Science and 5,000 shares of Genstar Therapeutics Corp. in the same period of 2000. The net book value of all shares was $0.

     Minority interests decreased to $126,000 in the three months ended March 31, 2001 compared to $191,000 in the same period of the prior year due to lower profits in the Northern Nevada and Southern Idaho operations and recognition of equity income of $29,000 from the Medicredit.com, Inc. operations in 2001.

     Provision for income taxes for the first quarter of 2001 decreased by $415,000 as a result of lower taxable income in the current year when compared to the same period of 2000.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

     The Company recognized revenues of approximately $6.1 million in the first quarter of 2000, a 25% increase compared to $4.9 million in the corresponding period of 1999. Equipment revenues increased in the first quarter of 2000 as four lithotripsy units were shipped in that period compared to no unit shipments in the first three months of 1999 as customers were waiting for the introduction of the Company's STS-T transportable lithotripsy product. The revenue from the Company's procedures, maintenance fees and fee-for-service activities decreased by 2%, or $117,000 in the first three months of 2000 when compared to the same period of 1999. The decrease is due to a 9% decrease in fee-for-service revenue in the first three months of 2000 when compared to the same period in the prior year due to conversions of several sites from fee-for-service to unit purchases. Offsetting most of the decrease in fee-for-service revenue is an increase in revenues from the new imaging product lines introduced in 1999 or added through acquisitions during 1999. Competitive pressures for fee-for-service continues to negatively impact revenue growth.

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


Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had cash and short-term investments of approximately $6.4 million. These funds were generated from continuing operating activities.

     As of March 31, 2001, the Company held 114,000 shares of Cardiac Science, Inc. common stock and 95,000 shares of Genstar Therapeutics Corp. common stock. The Company will continue to liquidate its holdings in these companies as markets allow.

     As of May 4, 2001, the Company's holdings of Cardiac Science, Inc. common stock (114,000 shares) has an approximate market value of $442,000. Its holdings of Genstar Therapeutics Corp. (95,000 shares) has an approximate market value of $475,000.

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

                  None.

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



                                       MEDSTONE INTERNATIONAL, INC.
                                       ----------------------------
                                          A Delaware corporation



   Date: May 14, 2001
                                       /s/ Mark Selawski
                                       ----------------------------
                                       Mark Selawski
                                       Chief Financial Officer
                                       (Principal financial and
                                        accounting officer)