Form 10-Q
period 2001-06-30
MEDSTONE INTERNATIONAL INC/
filed 2001-08-10
CIK 819939

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2001
                                   -----------------------

                                       or

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission file number 0-16752
                                                -------

                          MEDSTONE INTERNATIONAL, INC.
         --------------------------------------------------------------
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
                                                          Yes X     No
                                                             ---       ----

The number of shares of the Common Stock of the registrant outstanding as of August 7, 2001 was 4,198,220.

                         MEDSTONE INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q


                         PART I. FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
              June 30, 2001 (Unaudited) and December 31, 2000              3

         Condensed Consolidated Statements of Operations (Unaudited)
              Three and Six Months Ended June 30, 2001 and 2000            4

         Consolidated Statement of Stockholders' Equity (Unaudited)
                  Six Months Ended June 30, 2001                           5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months ended June 30, 2001 and 2000                  6

         Notes to Unaudited Condensed Consolidated Financial Statements    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                               11


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                16

Item 2.  Changes in Securities                                            16

Item 3.  Defaults Upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

                         MEDSTONE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,                 December 31,
                                                                               2001                      2000
                                                                         ---------------          ----------------
                                                                          (Unaudited)
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                           $     1,737,196          $        945,610
     Short-term investments held to maturity                                   4,485,899                 5,223,659
     Accounts receivable, less allowance for doubtful accounts
         of $581,487 at June 30, 2001 and $477,180 at
         December 31, 2000, respectively                                       4,250,534                 4,165,563
     Inventories, less allowance for inventory obsolescence
         of $456,417 at June 30, 2001 and $457,088 at
         December 31, 2000, respectively                                       6,129,723                 6,103,051
     Deferred tax assets                                                       1,005,814                 1,005,814
     Prepaid expenses and other current assets                                   518,747                   526,825
                                                                         ---------------          ----------------
     Total current assets                                                     18,127,913                17,970,522

Buildings, property and equipment, at cost:
     Building                                                                    359,324                   359,324
     Lithotripters                                                            12,977,158                12,316,739
     Equipment, furniture and fixtures                                         2,940,931                 2,784,217
     Leasehold improvements                                                      162,883                   157,083
                                                                         ---------------          ----------------
                                                                              16,440,296                15,617,363
     Less accumulated depreciation and amortization                          (11,460,788)              (10,440,172)
                                                                         ---------------          ----------------
     Net property and equipment                                                4,979,508                 5,177,191
                                                                         ---------------          ----------------

Goodwill, net                                                                  3,257,047                 3,306,622
Investment in unconsolidated subsidiaries                                      1,300,763                 1,263,598
Long-term receivable from unconsolidated subsidiary                            2,000,000                 2,000,000
Other assets, net                                                                129,952                   158,914
                                                                         ---------------          ----------------
                                                                         $    29,795,183          $     29,876,847
                                                                         ===============          ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -----------------------------------
Current liabilities:
     Accounts payable                                                    $       577,804          $        657,878
     Accrued expenses                                                            513,849                   580,232
     Accrued income taxes                                                        117,627                    73,314
     Accrued payroll expenses                                                    270,392                   347,034
     Customer deposits                                                           366,808                    58,441
     Deferred revenue                                                            536,473                   656,332
                                                                         ---------------          ----------------
         Total current liabilities                                             2,382,953                 2,373,231

Deferred tax liabilities                                                         562,313                   562,313
Minority interest                                                                541,251                   554,292
Deferred rent                                                                     84,106                    78,697
Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized,
         5,742,670 shares issued and outstanding at both June 30,
         2001 and December 31, 2000, respectively                                 22,971                    22,971
     Additional paid-in capital                                               19,646,388                19,646,388
     Accumulated earnings                                                     17,288,717                16,708,143
     Accumulated other comprehensive income                                       41,573                    55,395
     Treasury stock, at cost, 1,544,450 and 1,434,450 shares at
         June 30, 2001 and December 31, 2000, respectively                   (10,775,089)              (10,124,583)
                                                                         ---------------          ----------------
         Total stockholders' equity                                           26,224,560                26,308,314
                                                                         ---------------          ----------------
                                                                         $    29,795,183          $     29,876,847
                                                                         ===============          ================

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                     2001         2000         2001          2000
                                                                  ----------   ----------   -----------   -----------
Revenues:
  Procedures, maintenance fees and fee-for service                $4,719,194   $4,656,903   $ 9,229,967   $ 9,307,221
  Net equipment sales                                                744,678    1,177,500     1,097,859     2,506,544
  Interest income                                                    116,071      148,702       257,957       278,699
                                                                  ----------   ----------   -----------   -----------
    Total revenues                                                 5,579,943    5,983,105    10,585,783    12,092,464

Costs and expenses:
  Costs of procedures and maintenance fees                         2,677,076    2,685,084     5,510,106     5,433,133
  Cost of equipment sales                                            671,539      843,230     1,021,827     1,717,338
  Research and development                                           299,147      403,324       560,104       660,377
  Selling                                                            713,029      496,386     1,243,651     1,031,056
  General and administrative                                         648,276      658,554     1,312,305     1,382,743
                                                                  ----------   ----------   -----------   -----------
      Total costs and operating expenses                           5,009,067    5,086,578     9,647,993    10,224,647
                                                                  ----------   ----------   -----------   -----------

Operating income                                                     570,876      896,527       937,790     1,867,817
Other expense (income):
  Gain on sale of investments                                        (69,497)    (298,154)     (427,605)   (1,080,710)
      Other expense                                                   19,033       41,155        52,376        51,265
                                                                  ----------   ----------   -----------   -----------
    Total other expenses (income)                                    (50,464)    (256,999)     (375,229)   (1,029,445)
                                                                  ----------   ----------   -----------   -----------

Minority interests:
  Minority interest in subsidiaries income                           179,564      208,548       334,959       400,007
  Equity in income from unconsolidated subsidiary                     (7,656)         ---       (37,165)          ---
                                                                  ----------   ----------   -----------   -----------
    Total minority interest                                          171,908      208,548       297,794       400,007
                                                                  ----------   ----------   -----------   -----------
Income before provision for income taxes                             449,432      944,978     1,015,225     2,497,255
Provision for income taxes                                           219,651      389,990       434,651     1,019,990
                                                                  ----------   ----------   -----------   -----------

Net income                                                        $  229,781   $  554,988   $   580,574   $ 1,477,265
                                                                  ==========   ==========   ===========   ===========
Earnings per share
   Basic                                                          $      .05   $      .12   $       .14   $       .32
                                                                  ==========   ==========   ===========   ===========
  Diluted                                                         $      .05   $      .12   $       .14   $       .32
                                                                  ==========   ==========   ===========   ===========

Number of shares used in the computation of
earnings per share:
  Basic                                                            4,198,220    4,590,025     4,235,720     4,606,359
                                                                  ==========   ==========   ===========   ===========
  Diluted                                                          4,198,609    4,591,319     4,240,728     4,611,010
                                                                  ==========   ==========   ===========   ===========

                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Common Stock                                            Accumulated
                                -------------------------  Additional                      Other
                                  Number of                  paid-in      Accumulated   Comprehensive    Treasury
                                   shares        Amount      capital        earnings    income (loss)      Stock         Total
                                -------------  ----------  ------------  -------------  -------------  -------------  ------------

Balance at December 31, 2000        4,308,220  $   22,971  $ 19,646,388  $  16,708,143  $      55,395  $ (10,124,583) $ 26,308,314

Net income                                ---         ---           ---        580,574            ---            ---       580,574

Other comprehensive income:
  Unrealized loss on foreign
  currency translation, net               ---         ---           ---            ---        (13,822)           ---       (13,822)
                                                                                                                      ------------

Total comprehensive income                                                                                                 566,752
                                                                                                                      ------------

Treasury stock repurchased           (110,000)        ---           ---            ---            ---       (650,506)     (650,506)
                                -------------  ----------  ------------  -------------  -------------  -------------  ------------
Balance at June 30, 2001
(Unaudited)                         4,198,220  $   22,971  $ 19,646,388  $  17,288,717  $      41,573  $ (10,775,089) $ 26,224,560
                                =============  ==========  ============  =============  =============  =============  ============

                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                2001          2000
                                                           -----------   -----------
Cash flows from operating activities:
 Net income                                                $   580,574   $ 1,477,265
 Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                             1,080,129     1,204,978
   Provision for doubtful accounts                             110,000           ---
   Provision for inventory obsolescence                         84,000        40,000
   Gain on sale of long-term investments                      (427,605)   (1,080,710)
   Minority interest in partnerships                           334,959       400,007
   Minority equity in unconsolidated subsidiary                (37,165)          ---
   Changes in assets and liabilities:
     Accounts receivable                                      (194,971)   (1,322,466)
     Inventories                                              (110,672)     (406,442)
     Prepaid expenses and other current assets                   8,078        20,149
     Accounts payable and accrued expenses                    (137,826)      162,194
     Accrued payroll expenses                                  (76,642)       42,764
     Accrued income taxes                                       72,028        76,321
     Deferred revenue                                         (119,859)       (5,525)
     Customer deposits                                         308,367         5,900
                                                           -----------   -----------
     Other, net                                                (15,308)      105,822
                                                           -----------   -----------
     Net cash provided by operating activities               1,458,087       720,257
                                                           -----------   -----------

Cash flows from investing activities:
   Purchase of short-term investments                       (5,602,921)   (7,767,338)
   Proceeds from sales of short-term investments             6,340,681     8,629,990
   Investment in other entities                                    ---    (1,000,000)
   Proceeds from sale of long-term investments                 427,605     1,080,710
   Distribution of minority interest                          (348,000)     (272,000)
   Purchase of property and equipment, net                    (830,138)     (497,485)
                                                           -----------   -----------

      Net cash provided by (used in) investing
       activities                                              (12,773)      173,877
                                                           -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                          ---         5,190
   Proceeds of treasury stock                                 (650,506)     (729,976)
   Deferral of rent payments                                     5,409           ---
   Loan payments                                                (8,631)      (17,988)
                                                           -----------   -----------

      Net cash used in financing activities                   (653,728)     (742,774)
                                                           -----------   -----------

Net increase in cash and equivalents                           791,586       151,360
Cash and equivalents at beginning of period                    945,610     1,061,422
                                                           -----------   -----------
Cash and equivalents at end of period                      $ 1,737,196   $ 1,212,782
                                                           ===========   ===========

Supplemental cash flow disclosures:
      Cash paid during the period for:
      Income taxes                                         $   396,452   $   945,926

                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

A.   Basis of presentation

  The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

  In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 2001 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.Recently Issued Accounting Pronouncement

  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

  The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income, after tax, of approximately $60,000 ($.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

C. Accumulated Other Comprehensive Loss

   The components of other comprehensive loss are as follows:

                                                         Currency
                                                        Translation
                                                        Adjustment
                                                        ----------

           Balance at December 31, 2000                    $55,395
           Foreign currency translation adjustments        (13,822)
                                                          --------
           Balance at June 30, 2001                        $41,573
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

   For the three months ended June 30, 2001 and 2000, total comprehensive income was $220,482 and $606,042, respectively, For the six months ended June 30, 2001 and 2000, total comprehensive income was $566,752 and $1,588,522, respectively.

D. Business Segments

   The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.


                                     Three months ended             Six months ended
                               June 30, 2001     June 30, 2000  June 30, 2001   June 30, 2000
                            -------------------  -------------  --------------  -------------

Revenue:
 Equipment sales                    $  744,678     $ 1,177,500    $ 1,097,859     $ 2,506,544
 Fees for procedures,
   maintenance and
   management                        4,719,194       4,656,903      9,229,967       9,307,221
                                    ----------     -----------    -----------     -----------
                                    $5,463,872     $ 5,834,403    $10,327,826     $11,813,765
                                    ==========     ===========    ===========     ===========

Operating income (loss):
  Equipment sales                      (35,918)    $   113,757    $  (123,691)    $   222,070
  Fees for procedures,
    maintenance and
    management                         606,794       1,039,769      1,061,481       2,675,192
                                    ----------     -----------    -----------     -----------
                                      $570,876      $1,153,526    $   937,790     $ 2,897,262
                                    ==========     ===========    ===========     ===========

E. Per share information

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

     The following table sets forth the computation of earnings per share:

                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ----------------------------   -------------------------
                                                         2001             2000           2001          2000
                                                         -----            ----           ----          ----
     Numerator: Net income                            $  229,781      $  554,988     $  580,574    $1,477,265
                                                      ==========      ==========     ==========    ==========

     Denominator for weighted
       average shares outstanding                      4,198,220       4,590,025      4,235,720     4,606,359
                                                      ==========      ==========     ==========    ==========

     Basic earnings per share                         $      .05      $      .12     $      .14    $      .32
                                                      ==========      ==========     ==========    ==========

     Effect of dilutive securities:
       Weighted average shares
         outstanding                                   4,198,220       4,590,025      4,235,720     4,606,359

     Stock options                                           389           1,294          5,008         4,651
                                                      ----------      ----------     ----------    ----------
     Denominator for diluted earnings
       per share                                       4,198,609       4,591,319      4,240,728     4,611,010
                                                      ==========      ==========     ==========    ==========

     Diluted earnings per share                       $      .05      $      .12     $      .14    $      .32
                                                      ==========      ==========     ==========    ==========

     Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

F. Inventories

      At June 30, 2001 and December 31, 2000, inventories consisted of the following:

                               June  31,    December 31,
                                  2001         2000
                               ----------  ------------
            Raw materials      $4,656,119    $3,888,640
            Work in process       239,034       231,175
            Finished goods      1,234,570     1,983,236
                               ----------    ----------
                               $6,129,723    $6,103,051
                               ==========    ==========

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

H.   Stock Repurchase Plan

     In the second quarter of 2001 the Company purchased a total of 25,000 shares at an aggregate cost of $144,469, completing the Company's latest Stock Repurchase Plan. Under all of the Company's stock repurchase plans a total of 1,544,450 shares have been repurchased at a total cost of $10,775,089.

I.   Subsequent Events

     Sale of Cardiac Science Stock
     -----------------------------

     Subsequent to June 30, 2001, the Company sold 60,700 shares of its holdings of Cardiac Science, Inc., for gross proceeds of approximately $149,000 in cash. The Company still holds 25,300 shares of Cardiac Science, Inc.

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

Results of Consolidated Operations

General

     Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. The lithotripters manufactured by Medstone are approved to treat both kidney stones and gallstones. The Company is also marketing a urology imaging and treatment table, used for various urological functions, mobile urology and pain management tables to serve the mobile treatment market and various radiology room equipment, capitalizing on the relationships that the Company has with radiology equipment manufacturers. To date, the Company's consolidated revenues have come primarily from Medstone's lithotripsy business.

     As a manufacturer of medical devices, the Company has been vertically integrating by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 15 mobile systems, two fixed sites and 23 transmobile lithotripters located throughout the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

Results of Operations

Three Months ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

     The Company recognized total revenue of $5.6 million in the second quarter of 2001 compared to $6.0 million in the second quarter of 2000, or a 7% decrease. Revenues from procedures, maintenance and management fees increased from $4.656 million in the three months ended June 30, 2000 to $4.719 million in the three months ended June 30, 2001 due to higher patient counts on the Company's fee-for-service equipment although average per patient reimbursement declined. The revenues for radiology and spares activity also increased in the current quarter compared to the same period in the prior year. Offsetting these increases were declines in the third party procedure fee as volume remained steady but per patient reimbursement declined. Equipment revenues decreased to $0.7 million in the quarter ended June 30, 2001 from $1.2 million in the comparable quarter of the prior year, or a 37% decrease, as the Company shipped two lithotripsy systems and 1 radiology suite in the U.K. in 2000 versus 1 litho system and 31 various imaging tables in the quarter ended June 30, 2001.

     Interest income decreased by 22% in the second quarter of 2001 when compared to the same period of the prior year due to a significant decline in investment yields and a decreased average invested balance.

     Recurring revenue cost of sales decreased to 57% of sales in the quarter ended June 30, 2001 compared to 58% in the same quarter of the prior year. This is due to lower depreciation and equipment rental expenses as the fee-for-service revenue stream incorporates more fixed site fee-for-service units and older mobile vans are fully depreciated. Cost of sales on equipment sales increased to 90% of sales in the three months ended June 30, 2001 compared to 72% of sales in the same period of 2000. This increase is due to a higher cost of sales of imaging tables and increased costs of production on lithotripsy
equipment.   Overall cost of sales, as a percentage of revenue (excluding interest), increased to 61% in the second quarter of 2001 compared to 60% in the second quarter of 1999.

     Research and development costs decreased to $299,000 in the second quarter of 2001 compared to $403,000 in the second quarter of 2000 or a decrease of 26% due to decreased UroPro 2000 development spending in the current year as the project was substantially completed in the first quarter of 2001.

     Selling costs increased to $713,000 in the second quarter of 2001 compared to $496,000 in the second quarter of 2000, a change of $217,000 or 44% due to higher payroll expenses as the Company steps up its sales and marketing staff for the UroPro 2000 sales effort and increased bad debt expense.

     General and administrative expenses decreased by $10,000 or 2% in the three months ended June 30, 2001 compared to the same period in the prior year due to lower consulting expenses partially offset by slightly higher audit expenses.

     Gain on sale of investments was approximately $69,000 in the quarter ended June 30, 2001 compared to $298,000 in the three months ended June 30, 2000 as the Company sold 28,000 shares of Cardiac Science, Inc. common stock in the current year, whereas the Company sold 53,500 shares of Cardiac Science in the same period of 2000. The net book value of all shares was $0.

     Total minority interest decreased to $172,000 in the three months ended June 30, 2001 compared to $209,000 in the same period of the prior year due to lower profits in the Northern Nevada and Southern Idaho operations and recognition of equity income from Medicredit.com, Inc. operations in 2001.

     Provision for income taxes for the second quarter of 2001 decreased by $170,000 as a result of lower taxable income in the current year when compared to the same period of 2000.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
 -------------------------------------------------------------------------

     The Company recorded total revenue of $10.6 million in the first six months of 2001 or a 12% decrease compared to $12.1 million in the corresponding period of 2000. Revenues from procedures, maintenance and management fees decreased by $77,000, or 1%, due to lower average reimbursement per patient even as total patient count increased by 4% in the current year, to over 13,800 patients. Equipment revenue decreased by $1,409,000, or 56%, as lithotripter shipments decreased from 5 in the six months ended June 30, 2000 to 1 in the same period of 2001. Partially offsetting this decline is the increased activity in the Company's imaging tables, as the Company has shipped 47 various types of tables in 2001 with no corresponding units sold in 2000.

     Interest income decreased by 7% for the first six months of 2001 when compared to the same period of the prior year as slightly higher interest yields were earned on a substantially lower average invested balance.

     Procedure, maintenance and management fee cost of sales increased to 60% of revenue in the six months ended June 30, 2001 compared to 58% in the same period of the prior year as costs stabilized in the fee-for-service program with a corresponding decrease in the per patient revenue realized. Cost of sales on equipment sales increased to 93% of revenue in the first six months of 2001 compared to 69% of revenue in the first six months of 2000 due to lower margins
on imaging tables.   Overall cost of sales, as a percentage of revenue
(excluding interest), increased slightly to 63% in the first half of 2001 compared to 61% in the first half of 2000.

     Research and development costs decreased by $100,000, or 15% in the first six months of 2001 when compared to the same period of 2000 as the Company had funded its development of the UroPro-2000 urology imaging table in 2000 without a corresponding major development project in the current year.

     Selling costs increased by 21%, or $213,000, in the first half of 2001 compared to the same period of 2000 due to higher tradeshow, payroll and outside services with the introduction of the UroPro 2000 and the Company's expansion into radiographic equipment sales.

     General and administrative expenses decreased by 5%, or $70,000, in the six months ended June 30, 2001 compared to the first six months of 2000 due to lower consulting expense and lower professional fees due to the 2000 acquisition of an ownership interest in Medicredit.com, Inc., partially offset by legal expenses resulting from the release of final Stark II regulations.

     Gain on sale of investments was $428,000 in the six months ended June 30, 2001 compared to $1,081,000 in the six months ended June 30, 2000. In 2001, the Company sold a total of 101,000 shares of Cardiac Science common stock whereas 193,667 shares of Cardiac Science common stock and 5,000 shares of Genstar Therapeutics Corp. (formerly Urogen Corp.) were sold during the same period in 2000. The net book value of all shares sold was $0.

     Minority interest decreased by 26% in the six months ended June 30, 2001 when compared to the same period of the prior year due to decreased profits in the partnership operations and recognition of equity earnings from Medicredit.com, Inc.

     Provision for income taxes decreased to $435,000 in the first six months of 2001 compared to $1,020,000 for the same period of 2000 as a result of lower taxable income in the current year.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had cash and short-term investments of approximately $6.2 million. These funds were generated from continuing operating activities and from the Company's initial public offering in June 1988.

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

     The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 2001.

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

                         MEDSTONE INTERNATIONAL, INC.
                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          Previously reported.


Item 2.   Changes in Securities
          ---------------------
          None


Item 3.    Defaults upon Senior Securities
           -------------------------------
           None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          (a) The annual meeting of stockholders of the Company was held on June 20, 2001.
          (b) The election of four board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

                       NAME                 FOR        WITHHELD
                       ----                 ---        --------
                  David V. Radlinski     5,186,137      264,744
                  Frank R. Pope          5,218,437      232,444
                  Donald John Regan      5,217,991      232,890
                  Michael C. Tibbitts    5,217,837      233,044
                  David A. Reed          5,217,556      233,325

              The ratification of the appointment of Ernst & Young, LLP as independent accountants of the Company for the year ending December 31, 2001.

                      For               5,436,781
                      Against               2,800
                      Abstain              11,300

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



                                        Medstone International, Inc.
                                        ----------------------------
                                        A Delaware corporation




Date: August 13, 2001                   /s/ Mark Selawski
                                        ------------------------------------
                                        Mark Selawski
                                        Chief Financial Officer
                                        (Principal financial and
                                        accounting officer)