Form 10-Q
period 2001-09-30
MEDSTONE INTERNATIONAL INC/
filed 2001-11-09
CIK 819939

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X    No ___
                                                                    ---

The number of shares of the Common Stock of the registrant outstanding as of November 2, 2001 was 4,176,220.

                         MEDSTONE INTERNATIONAL, INC.

                              INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                Page No.
                                                                                                --------
Item 1.   Financial Statements:

          Consolidated Balance Sheets
               September 30, 2001 (Unaudited) and December 31, 2000                                 3

          Condensed Consolidated Statements of Income (Unaudited)
               Three and Nine Months Ended September 30, 2001 and 2000                              4

          Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
               Nine Months Ended September 30, 2001                                                 5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
               Nine Months ended September 30, 2001 and 2000                                        6

          Notes to Unaudited Condensed Consolidated Financial Statements                            7

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                           11

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                        15

Item 2.   Changes in Securities                                                                    15

Item 3.   Defaults Upon Senior Securities                                                          15

Item 4.   Submission of Matters to a Vote of Security Holders                                      15

Item 5.   Other Information                                                                        16

Item 6.   Exhibits and Reports on Form 8-K                                                         16

Signatures                                                                                         17

                         MEDSTONE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,            December 31,
                                                                               2001                    2000
                                                                         ---------------        ------------------
                                                                          (Unaudited)
                                                              ASSETS
                                                              ------
Current assets:
     Cash and cash equivalents                                          $      2,872,927          $        945,610
     Short-term investments held to maturity                                   3,381,474                 5,223,659
     Accounts receivable, less allowance for doubtful accounts
         $685,986 and $477,180 at September 30, 2001 and
         December 31, 2000, respectively                                       4,269,887                 4,165,563
     Inventories, less allowance for inventory obsolescence
         of $498,417 at September 30, 2001 and $457,088 at
         December 31, 2000, respectively                                       6,330,296                 6,103,051
     Deferred tax assets                                                       1,005,814                 1,005,814
     Prepaid expenses and other current assets                                   392,125                   526,825
                                                                         ---------------          ----------------
     Total current assets                                                     18,252,523                17,970,522

Buildings, property and equipment, at cost:
     Building                                                                    359,324                   359,324
     Lithotripters                                                            13,243,389                12,316,739
     Equipment, furniture and fixtures                                         3,031,040                 2,784,217
     Leasehold improvements                                                      170,427                   157,083
                                                                         ---------------          ----------------
                                                                              16,804,180                15,617,363
     Less accumulated depreciation and amortization                          (11,929,446)              (10,440,172)
                                                                         ---------------          ----------------
     Net property and equipment                                                4,874,734                 5,177,191
                                                                         ---------------          ----------------

Goodwill, net                                                                  3,230,170                 3,306,622
Investment in unconsolidated subsidiaries                                      2,114,584                 1,263,598
Long-term receivable from unconsolidated subsidiary                            2,000,000                 2,000,000
Net investment in sale-type lease                                                262,737                       ---
Other assets, net                                                                122,931                   158,914
                                                                         ---------------          ----------------
                                                                         $    30,857,679          $     29,876,847
                                                                         ===============          ================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Current liabilities:
     Accounts payable                                                    $       969,846          $        657,878
     Accrued expenses                                                            506,102                   580,232
     Accrued income taxes                                                        278,449                    73,314
     Accrued payroll expenses                                                    307,751                   347,034
     Customer deposits                                                           367,730                    58,441
     Deferred revenue                                                            611,549                   656,332
                                                                         ---------------          ----------------
         Total current liabilities                                             3,041,427                 2,373,231

Deferred tax liabilities                                                         562,313                   562,313
Minority interest                                                                622,736                   554,292
Deferred rent                                                                     85,575                    78,697
Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized,
         5,742,670 shares issued and outstanding at both September 30,
         2001 and December 31, 2000, respectively                                 22,971                    22,971
     Additional paid-in capital                                               19,646,388                19,646,388
     Accumulated earnings                                                     17,603,770                16,708,143
     Accumulated other comprehensive income                                       47,588                    55,395
     Treasury stock, at cost, 1,544,450 and 1,434,450 shares at
         September 30, 2001 and December 31, 2000, respectively              (10,775,089)              (10,124,583)
                                                                         ---------------          ----------------
         Total stockholders' equity                                           26,545,628                26,308,314
                                                                         ---------------          ----------------

                                                                         $    30,857,679          $     29,876,847
                                                                         ===============          ================

                            See accompanying notes.

                                                             (Unaudited)

                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30,                           September 30,
                                                                2001             2000                   2001             2000
                                                           --------------    -------------          -------------    -------------
Revenues:

    Procedures, maintenance fees and fee-for service....   $   4,816,951     $   4,908,462          $ 14,076,918     $  14,215,683
    Net equipment sales.................................       1,066,443           374,000             2,134,302         2,880,544
    Interest income.....................................         104,139           160,408               362,096           439,107
                                                           -------------     -------------          ------------     -------------
    Total revenues......................................       5,987,533         5,442,870            16,573,316        17,535,334

Costs and expenses:
    Costs of procedures and maintenance fees............       2,928,207         3,209,622             8,438,313         8,642,755
    Cost of equipment sales.............................         683,820           222,145             1,705,647         1,939,484
    Research and development............................         319,631           253,145               879,735           913,522
    Selling   ..........................................         681,465           544,491             1,925,116         1,575,547
    General and administrative..........................         591,478           559,161             1,903,783         1,941,904
                                                           -------------     -------------          ------------     -------------
`   Total costs and operating expenses..................       5,204,601         4,788,564            14,852,594        15,013,212
                                                           -------------     -------------          ------------     -------------

    Operating income....................................         782,932           654,306             1,720,722         2,522,122

Other expense (income):
    Gain on sale of investments.........................        (200,169)         (471,897)             (627,774)       (1,552,607)
    Other expense.......................................          47,255            22,270                99,631            73,535
                                                           -------------     -------------          ------------     -------------
    Total other expense (income):.......................        (152,914)         (449,627)             (528,143)       (1,479,072)

Minority interests:
    Minority interest in subsidiaries income............         229,485           213,314               564,444           613,321
    Equity in (income)/loss  from
         unconsolidated subsidiaries....................         186,179           (12,119)              149,014           (12,119)
                                                           -------------     -------------          ------------     -------------

    Total minority interest.............................         415,664           201,195               713,458           601,202
                                                           -------------     -------------          ------------     -------------

Income before provision for income taxes................         520,182           902,738             1,535,407         3,399,992
Provision for income taxes..............................         205,129           330,000               639,780         1,349,990
                                                           -------------     -------------          ------------     -------------

Net income    ..........................................   $     315,053     $     572,738          $    895,627     $   2,050,002
                                                           =============     =============          ============     =============

Earnings per share:
    Basic     ..........................................   $         .08     $         .13          $        .21     $         .45
                                                           =============     =============          ============     =============
    Diluted   ..........................................   $         .08     $         .13          $        .21     $         .45
                                                           =============     =============          ============     =============
Number of shares used in the computation of
earnings per share:
    Basic     ..........................................       4,198,220         4,421,134             4,223,220         4,544,616
                                                           =============     =============          ============     =============
    Diluted   ..........................................       4,198,220         4,458,456             4,226,971         4,549,489
                                                           =============     =============          ============     =============

                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                     Common Stock    Additional                       Other
                                 -------------------
                                 Number of            paid-in     Accumulated     Comprehensive      Treasury
                                  shares     Amount   capital      earnings       income (loss)       Stock               Total
                                 ---------  -------- -----------   --------     ----------------   ------------       --------------
Balance at December 31, 2000     4,308,220  $ 22,971 $19,646,388 $ 16,708,143   $        55,395    $   (10,124,583)   $  26,308,314

Net income                             ---       ---        ---       895,627               ---                ---          895,627

Other comprehensive income:
    Unrealized loss on foreign
    currency translation, net          ---       ---        ---           ---            (7,807)               ---           (7,807)
                                                                                                                        -----------

Total comprehensive income                                                                                                  887,820
                                                                                                                        -----------

Treasury stock repurchased       (110,000)       ---        ---           ---               ---           (650,506)        (650,506)
                                 --------   -------- ----------  ------------      ------------      --------------     -----------

Balance at September 30, 2001
(Unaudited)                      4,198,220  $ 22,971 $19,646,388 $ 17,603,770      $     47,588      $  (10,775,089)    $26,545,628
                                 =========  ======== =========== ============      ============      ===============    ===========

                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                                        2001                 2000
                                                                                 -----------------    ------------------
Cash flows from operating activities:
     Net income ...........................................................      $        895,627      $      2,050,002
     Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
             Depreciation and amortization.................................             1,569,241             1,801,879
             Minority interest in partnership..............................               564,444               613,321
             Minority equity in unconsolidated subsidiaries................               149,014               (12,119)
             Provision for  doubtful accounts..............................               215,000                   ---
             Provision for inventory obsolescence..........................               126,000                70,000
             Gain on sale of investments...................................              (627,774)           (1,552,607)
             Provision for investment write down...........................                                         ---
             Changes in assets and liabilities:
                 Accounts receivable.......................................              (319,324)             (404,647)
                 Receivable from unconsolidated subsidiary.................                   ---              (805,934)
                 Inventories...............................................              (575,131)               38,393
                 Prepaid expenses and other current assets.................               236,963                96,145
                 Accounts payable and accrued expenses.....................               208,255              (204,220)
                 Accrued income taxes......................................               232,850               (62,834)
                 Deferred revenue..........................................               (44,783)             (152,786)
                 Customer deposits.........................................               309,289                54,847
                 Other, net................................................                 4,151                36,629
                                                                                 ----------------      ----------------

             Net cash provided by operating activities.....................             2,943,822             1,566,069
                                                                                 ----------------      ----------------

 Cash flows from investing activities:
     Purchase of short-term investments....................................            (6,739,054)          (10,795,267)
     Proceeds from sales of short-term investments.........................             8,581,239            13,029,838
     Sale of long-term investments.........................................               627,774             1,552,607
     Distribution of minority interest.....................................              (496,000)             (434,000)
     Investment in other entities..........................................            (1,000,000)           (1,000,000)
     Long-term loan to unconsolidated subsidiary...........................                   ---            (1,200,000)
     Purchase of property and equipment....................................            (1,199,985)           (1,045,563)
     Disposals of property and equipment...................................                 5,963                 3,723
                                                                                 ----------------      ----------------

             Net cash provided by (used in) investing activities...........              (220,063)              111,338
                                                                                 ----------------      ----------------

 Cash flows from financing activities:
     Proceeds from issuance of common stock ...............................                   ---               214,313
     Purchase of Treasury Stock............................................              (650,506)           (1,824,745)
     Net investment in sale-type lease  ...................................              (143,114)                  ---
     Deferral of rent payments  ...........................................                 6,878                38,897
     Loan payments.........................................................                (9,700)              (38,208)
                                                                                 ----------------      ----------------

             Net cash used in financing activities.........................              (796,442)           (1,609,743)
                                                                                 ----------------      ----------------

 Net increase in cash and cash equivalents.................................             1,927,317                67,664
 Cash and cash equivalents at beginning of period..........................               945,610             1,061,422
                                                                                 ----------------      ----------------
 Cash and cash equivalents at end of period................................      $      2,872,927      $      1,129,086
                                                                                 ================      ================
 Supplemental cash flow disclosures:
     Cash paid during the period for:
     Income taxes   .......................................................      $        442,086      $      1,409,327
     Interest..............................................................      $              0      $              0

                            See accompanying notes.

                         MEDSTONE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

A.   Basis of presentation

     The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 2001 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

     On September 1, 2001, the Company purchased common stock representing 25% of the outstanding shares of Arcoma AB, a Swedish manufacturer and supplier of equipment to the Company. The Company reflects this purchase as an investment in unconsolidated subsidiary and reflects its proportional percentage of operating income or loss in minority interests. Operating results for Arcoma AB for the three months ended September 30, 2001 were not material.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.   Recently Issued Accounting Pronouncement

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

C.   Accumulated Other Comprehensive Loss

     The components of other comprehensive loss are as follows:

            Currency Translation Adjustment
            -------------------------------
            Balance at December 31, 2000                 $   55,395
            Foreign currency translation adjustments         (7,807)
                                                         ----------
            Balance at September 30, 2001                $   47,588
                                                         ==========

     The functional currency of the investment in foreign subsidiaries is considered to be the United States dollar.

     The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

     For the three months ended September 30, 2001 and 2000, total comprehensive income was $321,068 and $541,666, respectively, For the nine months ended September 30, 2001 and 2000, total comprehensive income was $887,820 and $2,130,187, respectively.

D.   Business Segments

     The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                  Three months ended       Nine months ended
                                      September                September
                                  2001        2000         2001         2000
                               ----------  ----------  -----------  -----------
     Revenue:
       Equipment sales         $1,066,443  $  374,000  $ 2,134,302  $ 2,880,544
       Fees for procedures,
          maintenance and
          management            4,816,951   4,908,462   14,076,918   14,215,683
                               ----------  ----------  -----------  -----------
                               $5,883,394  $5,282,462  $16,211,220  $17,096,227
                               ==========  ==========  ===========  ===========

     Operating income (loss):
        Equipment sales        $   94,547  $  (34,593) $   (29,144) $    82,687
        Fees for procedures,
           maintenance and
           management             841,298   1,138,526    2,278,008    3,918,507
                               ----------  ----------  -----------  -----------
                               $  935,845  $1,103,933  $ 2,248,864  $ 4,001,194
                               ==========  ==========  ===========  ===========

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

     The following table sets forth the computation of earnings per share:

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                              2001           2000              2001             2000
                                         ---------------   -------------    --------------   ---------------
     Numerator: Net income               $       315,053   $     572,738    $     895,627   $      2,050,002
                                         ===============   =============    =============   ================

     Denominator for weighted
         average shares outstanding            4,198,220       4,421,134        4,223,220          4,544,616
                                         ===============   =============    =============   ================

     Basic earnings per share            $           .08   $         .13    $         .21    $           .45
                                         ===============   =============    =============    ===============
     Effect of dilutive securities:
              Weighted average shares
                    outstanding                4,198,220       4,421,134        4,223,220          4,544,616
              Stock options                          ---          37,322            3,751              4,873
                                         ---------------   -------------    -------------    ---------------

     Denominator for diluted earnings
              per share                        4,198,220       4,458,456        4,226,971          4,549,489
                                         ===============   =============    =============    ===============

     Diluted earnings per share          $           .08   $         .13    $        .21      $          .45
                                         ===============   =============    =============     ==============

     Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

F.   Inventories

     At September 30, 2001 and December 31, 2000, inventories consisted of the following:

                                      September 30,    December 31,
                                           2001            2000
                                      -------------    ------------
          Raw materials               $   4,347,417    $  3,888,640
          Work in process                   438,770         231,175
          Finished goods                  1,544,109       1,983,236
                                      -------------    ------------
                                      $   6,330,296    $  6,103,051
                                      =============    ============

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

H.   Stock Repurchase Plan

     On September 26, 2001, the Company announced a stock repurchase plan of up to 420,000 additional shares of its Common Stock. During the third quarter of 2001 the Company did not repurchase any shares. Under all of the Company's stock repurchase plans a total of 1,544,450 shares have been repurchased at a total cost of $10,775,089.

I.   Subsequent Events

Stock Repurchase Plan
---------------------

     From October 1, 2001 through November 2, 2001, the Company has repurchased a total of 22,000 shares of its Common Stock under the current Stock Repurchase Plan for a cost of approximately $92,000.

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

Results of Operations

Three Months ended September 30, 2001 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2000
--------

          The Company recognized total revenue of $6.0 million in the third quarter of 2001 compared to $5.4 million in the third quarter of 2000, or a 10% increase. Revenues from procedures, maintenance and management fees decreased from $4.9 million in the three months ended September 30, 2000 to $4.8 million in the three months ended September 30, 2001 due to lower average per patient charges on the Company's fee-for-service equipment even as the patient count increased slightly. Also decreasing were the revenues from maintenance contracts as the number of contracts declined. Partially offsetting these decreases were increased spares revenues as there were higher shipments for both domestic and foreign customers in the current year when compared to the same period of the prior year. Equipment revenues increased to $1.066 million in the quarter ending September 30, 2001 from $ .374 million in the comparable quarter of the prior year, or a 185% increase. The Company shipped one lithotripsy system in each period but there were 29 various patient handling tables shipped in the 3 months ended September 30, 2001 compared to two shipped in the same period of 2000.

          Interest income decreased by 35% in the third quarter of 2001 when compared to the same period of the prior year due to a significant decline in investment yields and no significant change in the average invested balance.

          Recurring revenue cost of sales decreased to 61% of sales in the quarter ended September 30, 2001 compared to 65% in the same quarter of the prior year. This is due to lower depreciation and equipment rental expenses as the fee-for-service revenue stream incorporates more fixed site fee-for-service units and older mobile vans are fully depreciated. Cost of sales on equipment sales increased to 64% of sales in the three months ended September 30, 2001 compared to 59% of sales in the same period of 2000. This increase is due to a higher cost of sales of imaging tables and increased costs of production on lithotripsy equipment. Overall cost of sales, as a percentage of revenue (excluding interest), decreased to 61% in the third quarter of 2001 compared to 65% in the third quarter of 2000.

          Research and development costs increased to $320,000 in the third quarter of 2001 compared to $253,000 in the third quarter of 2000 or an increase of 26% due to additional UroPro 2000 development spending and additional consulting expenses as the Company accelerates spending on new applications for our existing equipment.

          Selling costs increased to $681,000 in the third quarter of 2001 compared to $544,000 in the same period of the prior year, a change of $137,000 or 25% due to higher payroll expenses for added sales staff and increased bad debt expense.

          General and administrative expenses increased by $32,000 or 6% in the three months ended September 30, 2001 compared to the same period in the prior year due to higher legal and audit expenses.

          Gain on sale of investments was approximately $200,000 in the quarter ending September 30, 2001 compared to $472,000 in the three months ended September 30, 2000. The Company sold the final 86,000 shares of its Cardiac Science, Inc. common stock in the current year, whereas the Company sold 65,000 shares of Cardiac Science in the same period of 2000 at a higher average per share price. The net book value of all shares was $0.

          Total minority interest expense increased to $416,000 in the three months ended September 30, 2001 compared to $201,000 in the same period of the prior year due to higher profits in the Northern Nevada and Southern Idaho operations and recognition of the Company's portion of operating losses in Medicredit.com, Inc., k.Biotech and Arcoma AB operations in 2001.

          Provision for income taxes for the third quarter of 2001 decreased by $125,000 as a result of lower taxable income in the current year when compared to the same period of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

          The Company recorded total revenue of $16.6 million in the first nine months of 2001 or a 5% decrease compared to $17.5 million in the corresponding period of 2000. Revenues from procedures, maintenance and management fees decreased by $139,000, or 1%, due to lower average reimbursement per patient even as total patient count increased by 3% in the current year, to over 21,400 patients. Maintenance revenue also decreased in the current year compared to the same period in the prior year. Equipment revenue decreased by $746,000, or 26%, as lithotripter shipments decreased from 7 in the nine months ended September 30, 2000 to 2 in the same period of 2001. Offsetting some of the decline in lithotripter shipments is the increased activity in the Company's imaging tables, as the Company has shipped 78 various types of tables in 2001 with only 2 units sold in the corresponding period of 2000.

          Interest income decreased by 18% for the first nine months of 2001 when compared to the same period of the prior year as significantly lower interest yields were earned on a lower average invested balance.

          Procedure, maintenance and management fee cost of sales decreased to 60% in the nine months ended September 30, 2001 compared to 61% in the same period of the prior year as costs decreased in the fee-for-service program due to lower depreciation and equipment rental costs. Cost of sales on equipment sales increased to 80% of revenue in the first nine months of 2001 compared to 67% of revenue in the first nine months of 2000 due to lower margins on imaging tables. Overall cost of sales, as a percentage of revenue (excluding interest), increased slightly to 63% in the first nine months of 2001 compared to 62% in the first nine months of 2000.

          Research and development costs decreased by $34,000, or 4% in the first nine months of 2001 when compared to the same period of 2000 as the Company developed the UroPro 2000 table in 2000 and is increasing spending on new project applications in 2001.

          Selling costs increased by 22%, or $350,000, in the first nine months of 2001 compared to the same period of 2000 due to higher tradeshow expenses, payroll for expanded imaging sales efforts and bad debt expense.

          General and administrative expenses decreased by 2%, or $38,000, in the nine months ended September 30, 2001 compared to the first nine months of 2000 due to lower consulting expense regarding the gallstone filing and lower audit fees due to the 2000 acquisition of an ownership interest in Medicredit.com, Inc..

          Gain on sale of investments was $628,000 in the nine months ended September 30,2001 compared to $1,553,000 in the nine months ended September 30, 2000. In 2001, the Company sold a total of 187,000 shares of Cardiac Science common stock whereas 258,667 shares of

Cardiac Science common stock and 5,000 shares of Genstar Therapeutics Corp. (Formerly Urogen Corp.) were sold in 2000. The net book value of all shares sold was $0.

          Minority interest increased by 19%, or $112,000 in the nine months ended September 30, 2001 when compared to the same period of the prior year due to decreased profits in the partnership operations and recognition of the Company's portion of the losses of k.Biotech and Arcoma AB and minimal equity earnings from Medicredit.com, Inc.

          Provision for income taxes decreased to $640,000 in the first nine months of 2001 compared to $1,350,000 for the same period of 2000 as a result of lower taxable income in the current year.

Liquidity and Capital Resources
-------------------------------

          At September 30, 2001, the Company had cash and short-term investments of approximately $6.3 million. These funds were generated from continuing operating activities.

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

          Safe Harbor Statement Under the Private Securities Litigation Reform
          --------------------------------------------------------------------
          Act of 1995
          -----------

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



                                           Medstone International, Inc.
                                           ----------------------------
                                           A Delaware corporation


Date:    November 8, 2001                  /s/ Mark Selawski
                                           ----------------------------
                                           Mark Selawski
                                           Chief Financial Officer
                                           (Principal financial and
                                           accounting officer)