Form 10-K
period 2001-12-31
MEDSTONE INTERNATIONAL INC/
filed 2002-04-01
CIK 819939

================================================================================
                        ===============================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                          Common Stock, $.004 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K. [_]

      The number of shares of the Common Stock of the registrant outstanding as of March 4, 2002 was 3,946,220. The number of shares of voting and non-voting Common Stock held by non-affiliates on such date was 3,846,912 with an approximate aggregate market value of $16,541,722.

          ===========================================================

                                TABLE OF CONTENTS

                                                                          Page
           Item Number and Caption                                       Number
           -----------------------                                       ------

PART I

    Item 1.     Business .................................................   1
    Item 2.     Properties ...............................................  10
    Item 3.     Legal Proceedings ........................................  10
    Item 4.     Submission of Matters to a Vote of Security Holders ......  11


PART II

    Item 5.     Market for Registrant's Common Equity
                 and Related Stockholder Matters .........................  12
    Item 6.     Selected Financial Data ..................................  13
    Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................  14
    Item 7A.    Quantitative and Qualitative Disclosures About
                 Market Risk .............................................  20
    Item 8.     Financial Statements and Supplementary Data ..............  20
    Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure .....................  20


PART III

    Item 10.    Directors and Executive Officers of the Registrant .......  21
    Item 11.    Executive Compensation ...................................  24
    Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management ...................................  29
    Item 13.    Certain Relationships and Investments ....................  31


PART IV

    Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K .................................  33


                                      -I-

                                     PART I

Item 1.     BUSINESS

Introduction

     Medstone International, Inc., (the "Company" or "Medstone"), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters. The Company sells its lithotripters and related supplies, and also makes them available for use by health care providers on a fee-for-service in both fixed and mobile settings. Medstone currently offers its lithotripsy products and services both in the United States and internationally. Medstone has expanded its product offerings to include several other durable medical equipment products marketed to the urology market. The Company's consolidated revenues during fiscal 2001 came primarily from Medstone's lithotripsy business.

Subsidiary Businesses and Spin-outs to Shareholders

     One continuing element of the Company's strategic plan is the incubation, financing and staffing of new medical businesses subsidiaries. If and when such a new business proves viable, the Company may determine to spin-out most of the subsidiary's shares, creating a separate publicly-held company as dividends to the Company's stockholders.

     The Company's first spin out was Cardiac Science, Inc. ("Cardiac Science") (trade symbol: DFIB), which occurred in 1991. Cardiac Science designs, manufactures and sells a line of external defibrillation devices for the hospital cardiac care market. During 2001, the Company sold its remaining holdings of Cardiac Science. (See Item 13. "Certain Relationships and Investments" and Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

     In early 1996, the Company spun off two additional subsidiaries, Endocare, Inc. ("Endocare") (trade symbol: ENDO) and Urogen Corp. ("Urogen") (trade symbol: UROG), to the Company's stockholders of record at December 29, 1995. Endocare manufactures equipment and devices to treat urologic soft tissue diseases. Urogen is a development stage biotechnology company currently developing gene therapy products for the treatment of hemophilia A and prostate cancer. During 2001, Urogen changed its name to Genstar Therapeutics Corp. ("Genstar") (trade symbol:GNT). At March 4, 2002, when the market price of the Genstar stock was $1.62 per share, the Company held 95,000 shares of Genstar with a market value of approximately $153,900. (See Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

     In June 1996 the Company purchased, for $1.35 million cash, a 60% interest in Northern Nevada Lithotripsy Associates, LLC ("Northern Nevada"), an operator of lithotripsy services. In March 1997, the Company purchased, for $2.3 million cash, a 60% interest in Southern Idaho Lithotripsy Associates, LLC ("Southern Idaho"), another operator of lithotripsy services. At March 2002, the Company continued to own a majority interest in each of these companies. These companies' revenues are derived from invoicing patients or insurers. (See Note
3. "Acquisitions and Investments in Joint Ventures" in the Notes to Consolidated Financial Statements.)

     United Physicians Resources, Inc. ("UPR") was incorporated as a majority-owned subsidiary of the Company in June 1996, to expand the Company's service orientation to the urologist practitioners. UPR provides billing, practice management and consulting services as an additional service line once the initial physician relationship has been established. At March 2002, the Company continued to own a majority interest in UPR. UPR purchased the operations of Integrated Healthcare Systems, Inc. in July 1996 for $30,000.

     In September 1998, the Company was party to the formation of k.Biotech, an Indian biotechnology company. k.Biotech is a development stage enterprise which has purchased license agreements for four compounds developed by the International Centre of Genetic Engineering and Biotechnology of the United Nations ("ICGEB"). The four licensed ICGEB compounds, Hepatitis B Vaccine, Interferon, Erythropoietin and GCSF, may be marketed in ICGEG member countries, primarily in lower Asia and Africa. The Hepatitis B Vaccine is currently in clinical trials in India, and k. Biotech is currently evaluating various funding options to be able to continue to the next step in its business plan. The Company has invested a total of $325,000 in k.Biotech, giving the Company then a 21% ownership share. During 2001, the Company evaluated the financial position and business prospects of k. Biotech and recognized losses and created an investment reserve against its investment equal to the $325,000 investment, effectively reducing the carrying value to $0. (See Item 13. "Certain Relationships and Investments" and Note 3. "Acquisitions and Investments in Joint Ventures" and Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

     In April 1999, a wholly-owned subsidiary of the Company, Medstone International, Ltd. ("Ltd"), purchased certain assets of Creos Ltd., a former supplier of the Company, from its liquidator for $165,000 in cash. Upon purchase, the subsidiary, located in Fife, Scotland, commenced manufacturing operations. (See Note 3. "Acquisitions and Investments in Joint Ventures" in the Notes to Consolidated Financial Statements.)

     In October 1999, Medstone International Ltd. purchased all outstanding shares of Zenith Medical Systems, Ltd. ("Zenith"), a distributor of durable medical equipment located in Manchester, England, for $870,000 in cash less $284,000 of acquired cash, for a net cost of $586,000. (See Note 3. "Acquisitions and Investments in Joint Ventures" in the Notes to Consolidated Financial Statements.)

     In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com, Inc. ("MediCredit") for $1 million in cash. MediCredit, a California based company, funds and services loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare. Along with the cash investment in MediCredit, the Company agreed to a subordinated line of credit of up to $2 million at prime rate. At March 4, 2002, the net carrying value of the credit line was $0. The outstanding balance of $2 million has a $2 million reserve, recognized in 2001, due to the Company's review of the collectability of the note. The Company's 46% ownership interest has a current carrying value of $0 due to the recognition of a valuation reserve of $953,011, recorded in 2001, due to the Company's review of the viability and equity balance of Medicredit as of December 31, 2001. (See Item 13. "Certain Relationships and Investments" and Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

     In September 2001, the Company purchased, for $1 million cash common stock representing a 25% ownership position in Arcoma AB ("Arcoma"), a Swedish designer and manufacturer of medical imaging tables/devices. Arcoma is a supplier to the Company for several tables that the Company currently markets. (See Item 13. "Certain Relationships and Investments" and Note 9. "Related Party Transactions" in the Notes to Consolidated Financial Statements.)

Products

Lithotripsy Equipment
---------------------

     The Medstone STS and STS-T(C) lithotripter systems (the "Systems") are presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a pre-market approval ("PMA") for the STS System from the U.S. Food and Drug Administration ("FDA") in 1988 authorizing commercial use of the device for treating patients with kidney stones. A PMA supplement covering the STS-T(C) System was approved by the FDA in 1998.

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

     On September 6, 2000, the Company was notified by the FDA that its PMA application for treatment of gallstones with the STS, in conjunction with the drug Actigall, was approved for commercialization. This makes the STS as the only dual-modality lithotripter, available for both kidney stone and gallstone treatments, available in the United States, thereby enhancing the equipment's appeal to hospitals and surgery centers.

     The Medstone STS-T(C) ("STS-T(C)") is a transportable lithotripter for treatment of kidney stones. The STS-T(C) contains components similar to the STS, except for the ultrasound unit, with all components built to be modular, allowing the STS-T(C) to be moved in and out of a hospital surgical suite. This "in operating room" technology, the current industry direction, allows hospitals and clinics to set up the lithotripter for patient treatment in existing surgical operating rooms and, once complete, the lithotripter can be moved to an equipment holding area or loaded on to a truck for transportation to another facility. This transportability allows hospitals and clinics the flexibility of full-time access to a lithotripter without dedication of a surgical suite to a fixed unit installation.

     The STS-T(C) has been commercially distributed for treatment of kidney stones since the Company's PMA supplement was approved by the FDA in 1998, with the C-Arm imaging option approved in 2001. The STS-T(C) currently has ETL, ISO 900, private quality certifications, and EN46001 certifications, necessary for sales to European Union countries, and the Company is currently undergoing testing for CE mark registration of the STS-T(C).

     The Company also has developed and manufactures its own disposable components for use with the STS and STS-T(C). Electrodes manufactured by the Company are used to produce electrical sparks in the shockwave generator part of the device. A disposable coupling bag containing fluid for transmission of the shockwave is placed between the shockwave generator and the patient's back or stomach during the treatment. One complete set of the supplies is normally used in each patient procedure.

Lithotripsy Services

     The Company, as a vertically integrated manufacturer, offers fee-for-service lithotripsy arrangements, using Company-owned equipment, within the continental United States. It contracts with hospitals, clinics, and ambulatory surgery centers to provide the equipment necessary for outpatient treatment of kidney stones. The customer will sign a contract for a period of time, typically one to three years, and will pay a fixed fee for each patient treated on the lithotripter or a flat monthly equipment charge.

     The Company moves some of its fee-for-service Systems from place to place. Treatments on the mobile STS equipment takes place in a self-contained mobile trailer and the STS-T(C) is moved from site to site in a small truck and moved into a facility's operating room. This allows small and mid-size facilities in wide ranging geographic locations to access on a part-time basis equipment and technology that otherwise would only be economically viable in larger population centers. There are currently over 80 sites in the United States that are active sites on the Company's mobile trailer and transmobile routes.

     Since 1999, the Company has also implemented a business plan calling for the widespread "permanent" distribution of STS-T(C) Systems in fee-for-service arrangements. The program gives the hospital, clinic or surgery center customers full-time access to the intuitive, easy to operate lithotripter and the convenience of a fee-for-service payment plan where fees are incurred only if the equipment is used.

     The fee-for-service procedures are currently provided by the Company using 15 STS Systems housed in mobile trailers, one STS System located at a fixed site and 25 STS-T(C) Systems which are located in "permanent" sites or moved to different locations in small trucks.

Urotables
---------

     With its network of physicians and facilities that utilize lithotripsy products, the Company has begun using that same contact base to market fixed and mobile urological treatment tables, the Medstone "UTS-Series." These tables are used for various urological procedures, both as in-office devices for physicians and as in-facility devices in hospital or clinic settings. The Company uses the "UTS-Series" for bundled sales of urological tables along with lithotripsy products, and also sells the "UTS-Series" as a stand-alone product.

     The Company's entry in this market was achieved by $30,000 of development funding to the Swedish manufacturer, Arcoma AB, to develop the mobile urological treatment table. The product was successfully introduced in 1999 and the Company continues to expand its distribution.

     The Company is also completing initial installations of a state-of-the-art fixed urology table. This UroPro imaging table was also developed by Arcoma for a contract of $250,000. It has multi-plane movement for enhanced patient positioning capability. Its physician preference settings are programmable into a multifunction touch screen control panel which will control all table, imaging and exposure functions. During 2001, the Company paid $140,000 to Arcoma for development of a tomography option for this table.

X-Ray Generators
----------------

     Since commencing operations in 1999, Medstone International, Ltd. has manufactured and marketed a family of compact, high frequency X-ray generators which are used in medical imaging. The compact design allows installation in a very space-efficient manner. Its modular design makes repairs in the field time efficient as components can be replaced at the customer's site. Ltd. supplies the equipment used in the STS-T(C) imaging system and the Urotable. The majority of its third party customers are in member countries of the European Union.

Patient Handling Tables
-----------------------

     Drawing from the Company's relationships with the radiology market and knowledge from the UTS-Series tables, the Company successfully introduced in 2000 a series of patient handling tables. These portable, multi-position tables are used by pain management clinics for imaging and vascular studies in a cost-efficient office or clinic setting. The tables can also be used as portable imaging tables without requiring complete rooms strictly for imaging. The Company currently offers several models of the tables, including fixed-height or multi-plane adjustable types.

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

     Stones vary in size, composition and the ease with which they can be dissolved. In some cases, certain medications may be used to lower the amount of acidity or alkalinity in the urine, thereby dissolving the stones. At present, stones that contain calcium cannot be so dissolved. Most stones can be treated with conservative, non-invasive methods. These include increased fluid intake, changes in diet, and medications. About 90 percent of stones that leave the kidney will pass through the ureter within three to six weeks. Stones that do not pass through the ureter may be removed with the aid of a grasping device (basket). The device is passed through a telescopic instrument (cystoscope) that the doctor inserts into the bladder or ureter (urethroscope). In some cases, the stones are removed whole, but sometimes they must be broken into smaller pieces with ultrasound before they can be removed with the basket.

     Although most kidney stones can be treated with such other conservative methods, certain stones still require either conventional surgery or lithotripsy treatment, particularly when there is internal scarring and obstruction. With conventional surgery, an incision is made over the stone site. The hospital stay and recovery period are several weeks longer than when the more conservative techniques are used. Therefore, the stones are treated with other methods when possible.

     The Medstone STS and STS-T(C) provide a non-invasive nonsurgical treatment for stones in the kidney and ureter called extra corporeal shockwave lithotripsy. In this method, X-rays are used to target the stone, and then high energy shockwaves are used to break down the stones into gravel which passes out with urine within a few weeks.

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

     Surgery in which the gallbladder is removed either via laparoscopic or open surgery historically has been the accepted method for treatment of patients with gallstones. Although mortality rates for this type of surgery are low in the U.S. because of the quality of medical care, health care costs associated with hospital stays are substantial and a patient may be a poor surgical candidate or may choose a course of treatment not involving surgery. Oral administration of bile acids has been one method of non-surgical treatment, but this may involve a lengthy period of treatment.

     Under the 2000 approval from the FDA, gallstone disease patients fitting certain criteria established in the Company's gallstone PMA may be treated with non-surgical shockwave lithotripsy using the Company's STS and the drug Actigall. The treatment is similar to the treatment described above for kidney stones. In the treatment for gallstones, ultrasound images are used to target the stone and the same type of high energy shock waves are used to fragment the stone. The stone fragments are ejected from the gallbladder into the digestive tract.

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

     An estimated 25 million Americans have gallstones resulting in approximately 500,000 surgeries each year. This compares to an estimated 1.5 million Americans with kidney stones resulting in approximately 200,000 extracorporeal shockwave lithotripsy procedures each year. As approved by the FDA to date, the combination of Medstone's lithotripter with a pharmaceutical dissolution is indicated for use in treating certain types of gallstones -- symptomic, radiolucent, non-calcified gallstones less than 20 mm in maximum diameter in certain patients with a functioning gallbladder.

Production

     The Company's Aliso Viejo, California facility, first occupied in 1994, is certified by the FDA under its mandated Good Manufacturing Practices ("GMP"). It also has ISO 9001 and EN 46001 certifications to produce the STS-T(C). The Company is planning on completion of CE mark registration for the STS-T(C) in 2002 and has current CE mark registrations for the portable urology and patient handling table product lines. Ltd.'s plant in Scotland also has GMP certification from the FDA, along with CE mark, EN46001 and ISO 9001 certifications, for the Company's x-ray generator products. The Company has existing capacity in its plants to produce sufficient quantities of its shockwave lithotripters, urotables, patient handling tables and X-ray generators to support its commercial needs for the foreseeable future.

Product Development

     The Company research in 2001 concentrated on the development of the UroPro urology table tomography option and several variations of the UroProT patient handling table. The Company also has continued expenditures for refinements to the STS-T(C) and its user interfaces. During the year, the Company took delivery of the first production tomography unit. Development expenses for 2002 are expected to be primarily for the costs associated with refinements, options and new applications of the basic UroPro urology system. The Company will continue its development program alliance with Arcoma AB. During the years ended December 31, 2001, 2000, and 1999, the Company's expenditures for research and development totaled $1,319,625, $1,180,409 and $1,455,429, respectively.

Sales and Marketing

     Medstone has a direct sales force covering the continental United States. Outside the United States, the Company uses a network of distributors and direct sales efforts in the United Kingdom through the Ltd. and Zenith subsidiaries.

     The Company generates revenue from cash sales of lithotripters, urology tables and other equipment. In addition, it obtains recurring revenues from customers through deferred payments for equipment purchases, sales of disposable supplies, software license fees, procedure fees, maintenance contracts and other fee-for-service arrangements. Maintenance services are generally provided under annual service contracts. Procedure fees are earned based upon usage of the System. Fee-for-service arrangements may also include monthly flat equipment usage fees.

     The Company offers to hospitals, surgery centers and physician groups use of Medstone-owned lithotripters on a fee-for-service basis. In the current cost conscious healthcare environment, many facilities do not have the patient flow to justify owning, or the available capital to purchase, a lithotripsy machine. These facilities are candidates for these fee-for-service arrangement. Most often the service is provided by a lithotripter that is in a mobile van so a single machine can provide service over a wide geographic area. For facilities with adequate patient flow, fee-for-service also can be provided with fixed units installed in these facilities. The Company intends to expand the geographic coverage of this service, both domestically and, in future years, to foreign markets.

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

     Medical devices intended for human use in the United States are classified into three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the devices. Currently, the Company's STS and STS-T(C) lithotripters used for treating kidney stones are Class II devices. In September 2000, kidney stone lithotripters were reclassified from Class III devices to Class II devices and became eligible for 510(k) exemptions (described below). When used in treatment of gallstones, the STS is classified as a Class III device. The Company holds a PMA on its STS lithotripter for unrestricted treatment of gallstones and is also administering a Post Approval Study as required by its PMA approval. General medical device regulations regarding FDA inspection of facilities, Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA continue to be applicable.

     A subset of medical devices, including "old" devices commercially distributed before March 28, 1976 or substantially equivalent to devices that were in commercial distribution before that date, may be marketed under a "510(k) exemption." Section 510(k) of the Federal Food, Drug and Cosmetic Act provides an exemption from the pre-market approval requirement for such devices. The Medstone UTS-Series is sold under a 510(k) exemption received by the original manufacturer of the components used in the equipment.

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

     On January 4, 2001, the Health Care Finance Administration ("HCFA"), now known as the Center of Medicare and Medicaid Services ("CMS"), published final "Stark II" regulations regarding various inpatient and outpatient services, including lithotripsy facilities, and physician ownership of such equipment. Under these regulations, the physician ownership of lithotripsy equipment is not expressly forbidden, but must, instead, meet strict guidelines in which any compensation arrangement based on "per use" charges must be at "fair market value". These regulations apply to the patients covered under Medicare, Medicaid and Champus health care. During 2001, several groups representing physician-owners filed suit against CMS and sought on injunction against implementation of these rules pending outcome of the suit. The judge in the case denied the injunction and on January 4th, 2002 the regulations became effective. The trial date is currently set for late 2002. The Company believes that its contractual arrangements with its customers are in compliance with the new regulations.

Patents, Copyrights, Trade Secrets and Licenses

     The Company's policy is to secure and protect intellectual property rights relating to its technology. While Medstone believes that the protection provided by patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position. The Company has received or filed for certain patents or copyrights for its lithotripter operating systems and utilizes a licensing agreement for certain technology incorporated in its X-ray generators.

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

Shockwave Lithotripters
-----------------------

     The Company's two principal competitors in kidney stone shockwave lithotripsy are Dornier, a subsidiary of a Singapore-based conglomerate, and Siemens GmbH, a German conglomerate. In addition, a number of other companies, both in the U.S. and foreign countries, have PMAs or 510(k) exemptions to sell their lithotripters for the treatment of kidney stones in the U.S. or are applying for 510(k) device exemptions for the use of their lithotripters for the treatment of kidney stones.

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

Fee-for-Service
---------------

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

     The Company's main competitors in the fee-for-service business are Prime Medical Services, Inc., a Texas-based mobile lithotripsy provider, and Healthtronics Surgical Services, Inc., a Georgia-based lithotripsy concern, of which one operating entity owns lithotripsy provider partnerships, and other smaller regional and local providers.

Tables and X-ray Generators
---------------------------

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

Backlog - Shockwave Lithotripsy

     The Company's lithotripsy equipment sale backlog for the STS-T(C) was $380,000 as of March 1, 2002 and $0 as of March 1, 2001. Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order. Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

     Backlog for radiology equipment (urology tables, pain tables and oncology tables) totaled $1,102,222 as of March 1, 2002 and $1,156,000 as of March 1, 2001.

Human Resources

     As of February 15, 2002, Medstone had 102 employees. Of the 102 employees, 6 are engaged directly in research and development activities, 26 are engaged in manufacturing, 21 are engaged in mobile operations, 23 are engaged in field service, 12 are engaged in sales and marketing and 14 are employed in general and administrative positions.

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

Item 2.     PROPERTIES

     In March 1994, the Company took occupancy of a 20,600 square-foot facility located in Aliso Viejo, California. The current lease, signed in April 2000 has an average monthly rent of $19,449 for the initial term. The initial term will expire November 30, 2005, with an option to renew for five years at a rental rate to be negotiated in the future based on the market rates.

     Medstone International, Ltd. leases a 5,000 square foot facility in Fife, Scotland, for manufacturing, warehouse and administrative operations, for approximately $2,900 per month with a term through October 2005.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on June 21, 2001. At the meeting Frank R. Pope, David V. Radlinski, Donald J. Regan and Michael C. Tibbitts were elected directors of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers is included in Item 10 of Part III.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ Stock Market under the symbol MEDS. The following table sets forth the high and low sales prices of the Company's common stock for the two years ended December 31, 2001 and December 31, 2000 as reported in the NASDAQ National Market System for the quarter indicated.

                                             High          Low
                                             ----          ---
      Year ended December 31, 2001
      ----------------------------

      First quarter                       $   6.69      $   5.25
      Second quarter                          5.38          4.40
      Third quarter                           4.75          3.10
      Fourth quarter                          4.78          3.61

      Year ended December 31, 2000
      ----------------------------

      First quarter                       $   8.00      $   4.75
      Second quarter                          6.75          5.03
      Third quarter                           9.00          5.30
      Fourth quarter                          7.44          5.31


     The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in a dynamic industry, which often results in significant volatility of the Company's common stock price.

     At March 4, 2002, there were 230 stockholders of record and approximately 1,800 beneficial owners of the Company's Common Stock.

     The Company has not paid any cash dividends during its two most recent fiscal years. The Company's board of directors does not presently anticipate that any cash dividends will be paid in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data:
(in thousands, except per share amounts)

                                                                 Year ended December 31,
                                           ---------------------------------------------------------------
                                              2001          2000         1999         1998         1997
                                           ----------     ---------    ---------    ---------    ---------
Revenues:
   Net equipment sales                     $    3,651     $   3,284    $   3,338    $   2,144    $   2,722
   Procedure, maintenance, and
     management fees                           18,591        18,930       19,532       21,129       18,476
   Interest and dividends                         464           608          598          552          536
                                           ----------     ---------    ---------    ---------    ---------
     Total revenues                            22,706        22,822       23,468       23,825       21,734
Costs and expenses:
   Cost of sales                               13,737        13,942       12,106       11,000        9,503
   Research and development                     1,320         1,180        1,456        1,079        1,021
   Selling                                      2,682         2,175        2,048        1,988        2,257
   General and administrative                   2,554         2,651        2,592        2,131        2,231
                                           ----------    ----------    ---------    ---------    ---------
     Total operating costs                     20,293        19,948       18,202       16,198       15,012
                                           ----------     ---------    ---------    ---------    ---------
Operating income                                2,413         2,874        5,266        7,627        6,722
Other (income) expense                          (487)       (1,773)         (97)         (61)         (39)
Impairment reserves                             3,232           ---          ---          ---          ---
Minority interest in subsidiaries income          757           895          603          628          468
                                           ----------     ---------    ---------    ---------    ---------
Income (loss)  before provision (benefit)
   for income taxes                           (1,089)         3,752        4,760        7,060        6,293
Provision (benefit) for income taxes            (431)         1,663        1,919        2,718        2,329
                                           ----------     ---------    ---------    ---------    ---------
Net income (loss)                          $    (658)     $   2,089    $   2,841    $   4,342     $  3,964
                                           ==========     =========    =========    =========     ========
Net income (loss) per share:
     Basic                                 $    (.16)     $      46    $      57    $      84     $     74
                                           ==========     =========    =========    =========     ========
     Diluted                               $      N/A     $      46    $      56    $      82     $     72
                                           ==========     =========    =========    =========     ========

Consolidated Balance Sheet Data:
(in thousands)

                                                                      December 31,
                                           -----------------------------------------------------------------
                                              2001          2000         1999         1998          1997
                                           ----------     ---------    ---------    ---------    -----------
Working capital                            $  16,617      $ 15,597     $  17,539    $   18,432    $   16,256
Total assets                                  28,630        29,877        30,175        29,149        27,688
Total liabilities                              4,040         3,569         3,758         3,216         3,567
Stockholders' equity                          24,590        26,308        26,417        25,933        24,121

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Medstone manufactures, markets and maintains lithotripters. The lithotripters manufactured by Medstone are approved to treat both kidney stones and certain gallstones. The Company is also marketing fixed and mobile urology imaging and pain management tables and x-ray generators for medical imaging.

     To date, the Company's consolidated revenues have come primarily from its lithotripsy business. While it sells lithotripters and related supplies, most of its lithotripsy revenues come from recurring procedure and maintenance fees and other fee-for-service arrangements. The Company continues to expand its programs under which company-owned lithotripters are made available for use by hospitals, physician groups and surgical centers with charges being based on usage of the equipment or monthly fees. The Company currently offers such lithotripsy services throughout the United States using 15 STS Systems in mobile trailers, one STS System at a fixed site and 25 transportable STS-T(C) Systems which are at fixed locations or moved to different sites in small trucks.

     In June 1996, the Company completed the acquisition of a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patient and insurers, and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company's service orientation to the urologist practitioner. Both entities signify the Company's emphasis on growth through expansion of relationships and acquisition. In March 1997, the Company completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates LLC, another operator of "retail" lithotripsy operations in Southern Idaho, and operating results have been consolidated effective March 1997. In April 1999, the Company purchased certain assets of Creos, Ltd., a manufacturer of high performance x-ray generators and a supplier to the Company. The Company then commenced manufacturing operations in a facility, located in Fife, Scotland, formerly occupied by Creos, Ltd. In October 1999, the Company purchased the outstanding shares of Zenith Medical Systems, Ltd., a distributor of major imaging equipment to the British National Health Service, located in Manchester, England. Both 1999 acquisitions' operating results have been consolidated effective with their respective acquisition dates.

     Goodwill represents approximately 11% and 12% of the Company's total assets and stockholders' equity, respectively, at December 31, 2001. Goodwill resulted from the excess of the purchase price of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair value of the net assets acquired. Goodwill was amortized over periods ranging from 15 to 40 years, the expected period of benefit, using the straight-line method. As of January 1, 2002, the Company will adopt SFAS 142 and no longer amortize goodwill on a periodic basis. The Company will review the recoverable life of these intangible assets annually to determine any impairment of the assets and write them down to their net realizable value when necessary. The Company reviews other long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of the asset may not be recoverable. Based upon the Company's analysis, which includes a comparison of the carrying amounts of such assets to the Company's historical actual cash flows and estimated future undiscounted cash flows, the Company is not aware of any material portion of goodwill or other long-lived assets which will dissipate over a shorter period than the amortization period used.

     From time to time, the Company makes investments in businesses which are accounted for under the equity method. In 2001, the Company made an equity investment of $1 million in Arcoma AB. During 2000, the Company made an investment, including a subordinated loan, in Medicredit.com aggregating $3 million. During 1998 and 1999, the Company made an aggregate investment in k.Biotech of $325,000. For 2001, the Company's share of net losses in these unconsolidated subsidiaries and impairment reserves amounted to $3,354,106. These net losses were composed of losses of $91,000 for Arcoma operations and $325,000 for k. Biotech operations and reserves and losses and reserves of $2,938,100 for Medicredit.com. The Company's share of losses in unconsolidated subsidiaries in 2000, related to Medicredit.com, approximated $61,000. No earnings or losses in unconsolidated subsidiaries were recognized in 1999. The Company does not have additional financial commitments to these unconsolidated subsidiaries. The future performance of the unconsolidated subsidiaries is uncertain and therefore, the Company may recognize earnings or losses in unconsolidated subsidiaries in the future.

     Through its research and development, acquisitions and clinical submissions, management believes that it is hiring and retaining the appropriate personnel necessary to continue growth and development of the Company's product lines and brand recognition.

     In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

     . The first-in, first-out (FIFO) method to value a majority of our inventories; and

     . The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

     . We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

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

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

     Revenue for 2001 totaled $22.7 million or a 1% decrease compared to revenue of $22.8 million in 2000. Revenues from procedures, maintenance and management fees decreased to $18.6 million in 2001 when compared to the $18.9 million in revenue in 2000. This decrease was due to the continuing trend of lower revenue per patient as competition forces price concessions during contract renewals even as patient counts on both third party and Company owned equipment increased in 2001. Overall, patient volume increased in 2001 by 3% on third party owned equipment and 7% on Company owned equipment when compared to 2000. Revenue from radiographic supplies increased in the current year due to a significant contract for Medstone Ltd. x-ray generators and higher shipment volume of spare parts. Partially offsetting the increased radiology revenue was a decrease in service contract revenue as some maintenance contracts have expired and renewals are at lower rates.

     Equipment revenues increased by $367,000, or 11%, in 2001 when compared to the same period in 2000 due to the increased number of imaging tables shipped by the Company in 2001. The Company shipped 92 various patient handling tables in 2001, compared to 29 in the prior year. Partially offsetting this increase in imaging table revenue was a reduction of the number of lithotripters shipped in the current year, from 7 in 2000 to 6 in the current year.

     Interest income decreased by 24% in 2001 when compared to 2000 due to significantly lower investment yields resulting from the numerous cuts in the prime interest rate and a reduction of almost $900,000 in the average invested cash balance in 2001 compared to 2000.

     Costs on recurring revenue decreased by $657,000 in 2001 when compared to the same period of 2000. As a percentage of revenue, the recurring revenue cost of sales decreased from 62% in 2000 to 59% in 2001. This decrease was due to the reduced operating costs of the fixed-site fee-for-service lithotripsy units and reduced costs of operation for the mobile trailer fleet as more units reach the end of their depreciable lives.

     Cost of equipment sales increased to $2.7 million in 2001, or 74% of sales in the current year compared to $2.3 million, or 69%, for the year ended December 31, 2000. This increase is due to the lower margin associated with the sale of imaging tables compared to lithotripsy equipment.

     Research and development costs increased by $138,000, or 12%, in the twelve months ending December 31, 2001 when compared to the same period of 2000. This increase is due to the development work on optional equipment for the UroPro urology imaging table. The Company has also developed several enhancements for the STS-T(C) lithotripter that will be introduced in 2002.

     Selling costs increased from $2,175,000 in the year ending December 31, 2000 to $2,682,000 in the same period of 2001. This increase was due to higher staffing levels, as the Company increased its number of imaging product specialists and increased tradeshow expenses as the Company exhibited its products at more regional imaging tradeshows. The Company also increased its bad debt expense as the economic downturn increased the number of customers extending payment of invoices and had a dispute with a distributor over amounts owed on imaging tables.

     General and administrative expenses decreased by $97,000 or 4% in the twelve months ended December 31, 2001 compared to the same period in the prior year due to lower consulting expenses for the gallstone treatment filing with the FDA in 2000 and lower audit expenses due to management's decision to change auditing firms.

     Gain on sale of investments decreased to approximately $ 628,000 in the twelve months ending December 31, 2001 compared to $1,882,000 in the same period of 2000. In 2001, the Company sold 187,000 shares of Cardiac Science, Inc. common stock, while in 2000, the Company sold 304,667 shares of Cardiac Science, Inc. common stock and 5,000 shares of Genstar common stock. The net book value of all shares sold is $0.

     Other expense increased to $141,000 for the year ending December 31, 2001 from $109,000 in the same period of 2000, due to a loss on disposal of assets in the current year.

     Reserves for impairment of investments and long-term receivables increased by $3,232,673 from no comparable value in the prior year as a result of the Company's review of its k. Biotech and Medicredit investments and loans.

     Minority interest in subsidiaries income decreased by $199,000 or 24% in the twelve months ended December 31, 2001 compared to the same period of the prior year. This decrease was due to lower profits in the Northern Nevada and Southern Idaho operations.

     Equity loss from unconsolidated subsidiaries increased to $121,000 for the year ended December 31, 2001 compared to $61,000 in the same period of 2000 due to losses at Arcoma in the current year.

     Provision (benefit) for income taxes for the year 2001 changed by $2,094,000 as a result of losses and reserves and the deferred tax benefits in the current year when compared to the same period of 2000.

Year Ended December 31, 2000 Compared to Year ended December 31, 1999
---------------------------------------------------------------------

     The Company recorded total revenue of $22.8 million in 2000, a 3% decrease compared to the $23.5 million in total revenue recognized for the year ending December 31,1999. Revenues from procedures, maintenance fees and fee-for-service decreased to $18.9 million in 2000 when compared to the $19.5 million in revenue in 1999. Pricing pressures continue to force per patient charges lower as competing equipment has saturated the market with low cost, transportable lithotripsy equipment. Patient volume and per patient fees both decreased during 2000 as sites continued to transition to lower cost equipment and more sites are selecting a flat daily or monthly fee in anticipation of the release of final Stark II regulations which occurred on January 4, 2001. Procedure fees from third party equipment decreased by 11%, the second year in a row with decreased fees. Although patient volume increased by 4% in 2000 when compared to 1999 fees per procedure decreased. The Company experienced an increase in volume as STS-T(C) units, which commenced shipment in 1999, reached full utilization and also renewed interest in the Company's lithotripsy products was achieved due to the approval of the gallstone procedure. Revenue from radiographic supplies increased in the current year due to a full year of activity from both the Medstone Ltd., and Zenith operations and additional activity from the expanding product offerings from the Company during 2000.

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

     Research and development costs decreased by 19%, or $275,000 in the twelve months ending December 31, 2000 when compared to the same period of 1999. This decrease is due to the majority of the development work on the UroPro-2000 urology imaging table occurring earlier in 2000 and reduced staffing after completion in 1999 of the final development of the STS-T(C).

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

     General and administrative expenses increased by $59,000 or 2% in the twelve months ended December 31, 2000 compared to the same period in the prior year due to higher consulting expenses for the gallstone post-approval work, higher audit expenses due to the expanded scope of the Company's operations, and a full year's expenses in Medstone Ltd.

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

Liquidity and Capital Resources

     The Company began the year 2001 with approximately $6.1 million in cash and short-term investments, no debt, inventories of $6.1 million, and total assets of $29.9 million. After the purchase of $1.0 million of treasury stock, an investment in Arcoma of $1.0 million, fixed asset additions of $1.4 million and other cash usages, offset by proceeds from the sale of long-term investments of $.6 million and net cash provided by operating activities of $4.0 million, the Company ended the year with approximately $6.5 million in cash and short-term investments, no debt, inventories of $6.3 million and total assets of $28.6 million.

     During 2001, the Company purchased 197,000 shares of treasury stock for $1,038,266. The Company estimates that the purchase resulted in a 5% increase in basic net income per share.

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

     The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 2002. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $60,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived tangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

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

     The Company's earnings and cash flows at Medstone International, Ltd., a Scottish subsidiary, are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in Medstone International, Ltd.'s functional currency, the British Pound.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 30, 2001, the Company dismissed Ernst & Young LLP as the Company's auditors. Also as of November 30, 2001, the Company retained Moss Adams LLP as auditor of the Company's financial statements for the fiscal year ending December 31, 2001.

     As of November 30, 2001 there were no disagreements between the Company and Ernst & Young LLP regarding accounting or financial disclosures.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following are the directors of the Company:

              Name             Age       Principal Occupation
              ----             ---       --------------------
     David V. Radlinski        57        Chairman of the Board and
                                         Chief Executive Officer of the Company

     Frank R. Pope             52        Executive Managing Director
                                         The Global Financial Group

     Donald J. Regan           67        Chairman of the Board
                                         Advanced Biocatalytics Corporation.

     Michael C. Tibbitts       54        Executive Vice President
                                         Quality System Solutions

     David A. Reed             69        Consultant
                                         DAR Consulting Group

     Jack Olshansky            73        Consultant

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

     Since April 2000, Mr. Pope has been the Executive Managing Director of The Global Financial Group, a private fund management firm. He is also Managing Director of Verdigris Capital, a private investment firm. From April 1981 to October 1996, Mr. Pope was a General Partner with Technology Funding, a venture capital investment firm. He was also the Executive Vice President, Chief Financial Officer and a director of Technology Funding Inc. Mr. Pope is also a director of Thermatrix, Inc., a chemical processor company, a director of Breadcrumbs.com, Inc., a private developer of a new internet search engine, and a director and officer of Advanced BioCatalytics Corp., a private biotech company. Mr. Pope is a C.P.A. and a member of the California Bar. He has been a director of the Company since January 1991.

     Mr. Regan, an attorney, is currently the President and Chairman of the Board of Advanced Biocatalytics Corporation, a founder and director of Breadcrumbs, Inc., and a consultant to Kinsell, Newcomb & De Dios, Inc., a municipal securities investment banking firm. Mr. Regan has practiced securities, municipal finance, nonprofit corporation, real estate, and business transactions law for over thirty years. He has published several articles on securities law and served as a lecturer for the Practicing Law Institute. He has been a director of the Company since September 1995.

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

     Mr. Reed, now retired, was formerly president and chief executive officer of St. Joseph Health System in Orange, California. He was also formerly the Board Chairman of Mission Hospital Regional Medical Center in Mission Viejo, California. He serves as a Board Chairman of PacifiCare Health Systems, a publicly traded health care company. He has been a director of the Company since August 1999.

     Mr. Olshansky, appointed to the Board in February 2002, recently retired from Montgomery Medical Ventures, a venture capital fund dedicated to emerging companies in the medical field. Mr. Olshansky spent over 15 years on developing and financing over 50 companies during his tenure at Montgomery Medical Ventures. He currently serves on the Board of Directors of 4 companies in the medical field. From 1953 to 1983 Mr. Olshansky was involved with Baxter Travenol Laboratories, the Inspiron division of C.R. Bard and Cutter's Medical Division, where he held various executive management positions.

     Executive Officers

     The names, ages and positions of all the executive officers of the Company as of March 4, 2002 are listed below, followed by a brief account of their business experience during the past five years. Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

         Name                Age     Position
         ----                ---     --------
     David V. Radlinski      57      Chief Executive Officer and Chairman of the Board

     Mark Selawski           46      Vice President of Finance,
                                     Chief Financial Officer and Secretary

     Eva Novotny             44      Executive Vice President of Sales and Marketing

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

     Ms. Novotny has been Executive Vice President of Sales and Marketing of the Company since October 1997. Prior to joining the Company, she was Director of Marketing for Imagyn Medical, formerly UroHealth, a medical device company, from June 1995 to October 1997. From 1985 to 1995, she was employed by Mentor Corporation, a manufacturer of aesthetic and general surgery products, as a Marketing Manager and later as Director of Marketing for Mentor Urology.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company is not aware of any director, officer or 10% shareholder who during 2001 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers.

                          SUMMARY OF COMPENSATION TABLE


                                                                                        Long Term Compensation
                                                                              ------------------------------------------
                                              Annual Compensation                        Awards               Payouts
                                     -----------------------------------------------------------------------------------
                                                                               Restricted     Securities
                                                               Other Annual       Stock       Underlying       LTIP      All Other
         Name and           Fiscal   Salary         Bonus      Compensation     Award(s)        Options       Payouts  Compensation
    Principal Position       Year    (S)/(1)/        ($)            ($)            ($)          (#)/(2)/        ($)         ($)
------------------------------------------------------------------------------------------------------------------------------------
David V. Radlinski          2001       250,000         500             2,426         ---           150,000        ---            ---
Chairman of the Board and   2000       250,000         ---             2,224         ---               ---        ---            ---
Chief Executive Officer     1999       250,000         ---             2,426         ---               ---        ---            ---

Mark Selawski               2001       113,860         500               ---         ---            20,000        ---            ---
Chief Financial Officer,    2000       101,667       5,500               ---         ---               ---        ---            ---
Vice President of Finance   1999       105,625         500               ---         ---               ---        ---            ---
and Secretary

Eva Novotny                 2001       120,000         500               ---         ---            20,000        ---            ---
Executive Vice President    2000       120,000       5,500               ---         ---               ---        ---            ---
of Sales and Marketing      1999       120,000         500               ---         ---               ---        ---            ---

---------------------------------
(1) In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits. For each of the named executive officers, the amount of this indirect compensation in 2001, 2000 and 1999 did not exceed the lesser of $50,000 or 10% of the executive officer's total salary and bonus for that year.

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

     Concurrent with the commencement of this agreement, the exercise prices of Mr. Radlinski's existing stock options to purchase up to 350,000 shares of the Company's Common Stock from $7.13 to $10.63 were reduced to equal $6.375 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Such option agreements were amended to provide that they shall become fully exercisable, regardless of any otherwise applicable vesting requirements, (i) concurrently with any termination of Mr. Radlinski's employment by the Company without "Good Cause" (as defined), or (ii) if there is an acquisition of substantially all of the Company's assets or business while he is still employed by the Company and he does not immediately enter into an employment agreement with a buying or surviving party in the transaction (a "change in control").

     If he had been terminated without "Good Cause" or a change of control occurred within the first three years of the agreement, a severance payment of five times his then current base salary would have been due and payable. If he is terminated without "Good Cause" or such a change of control occurs within the fourth year of the agreement, a severance payment of four times his then current base salary will be due and payable. If he is terminated without "Good Cause" or a change of control occurs within the fifth year of the agreement, a severance payment of three times his then current base salary will be due and payable.

     In addition to the preceding paragraph, if Mr. Radlinski had been terminated without Good Cause in the first three years of this agreement, he would have become a consultant to the Company for a period of five years following termination at a monthly compensation of $16,500 per month. If he is terminated without Good Cause in the fourth year of this agreement, he will become a consultant to the Company for a period of four years following termination at the same monthly compensation. If he is terminated without Good Cause in the fifth year of this agreement, he will become a consultant to the Company for a period of three years following termination at the same monthly compensation. The Company, during the consulting contract, shall provide term life insurance equivalent to the unpaid amount of the consulting fees as established above, payable to the beneficiary of his designation.

     Mr. Selawski and Ms. Novotny - On August 13, 1998, the Company entered into employment agreements with both Mr. Selawski and Ms. Novotny to assure their continued service to the Company. The agreements ran for a term of three years and expired without renewal on August 13, 2001. The agreements provided for a base salary of not less than $100,000 per year for Mr. Selawski and $120,000 per year for Ms. Novotny, subject to adjustments as authorized by the Board of Directors.

     Concurrent with the commencement of these agreements, the exercise prices of Mr. Selawski's existing stock options to purchase up to 80,000 shares of the Company's Common Stock at from $7.13 to $9.68 were reduced to equal $6.375 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Ms. Novotny's existing stock options to purchase up to 70,000 shares of the Company's Common Stock at from $9.68 to $10.68 were reduced to equal $6.375 per share, the closing price per share of the Company's Common Stock on the commencement date as reported on the NASDAQ National Market System. Each such option agreement was amended to provide that it shall become fully exercisable, regardless of any otherwise applicable vesting requirements, (i) concurrently with any termination of the officer's employment by the Company without Good Cause, or (ii) if there is an acquisition of substantially all of the Company's assets or business while such officer is still employed by the Company and he or she does not immediately enter into an employment agreement with a buying or surviving party in the transaction. If the officer was terminated without "Good Cause" or such a change of control occurred within the term of the agreement, a severance payment of two times his or her then current base salary would have been due and payable.

Stock Option Grants During 2001

     The following table provides information related to the stock options granted in 2001.

                                                                                       Potential
                          Individual Grants                                           Realizable
----------------------------------------------------------------------------       Value at Assumed
                          Shares      % of Total                                    Annual Rates of
                        Underlying     Employee                                       Stock Price
                          Options      Options                                     Appreciation for
                        Granted or    Granted or    Exercise                          Option Term
                         Repriced    Repriced in      Price       Expiration       -------------------
     Name                 (#)(1)      Fiscal Year  ($/Share)(2)      Date           5% ($)    10% ($)
     ----                 ------      -----------  ------------      ----          -------    --------
David V. Radlinski        50,000         16%          4.85           6/20/07        82,450    186,725
                          100,000        33%          5.00           9/25/07       170,000    385,000

Mark Selawski             20,000          7%          4.85           6/20/07        32,980     74,960

Eva Novotny               20,000          7%          4.85           6/20/07        32,980     74,960

---------------
(1) The options granted or repriced vest equally over a 60-month period commencing upon the original grant date. The first six months after a grant does not allow exercise of the option for the then vested shares. The options are for a 6-year term, subject to earlier termination in certain events related to termination of employment. The option exercises may be accelerated if there is a termination of employment or an acquisition of substantially all of the Company's assets or business, as described under "Employment Agreements" above. The Compensation Committee retains discretion, subject to the option plans' limits, to modify the terms of outstanding options.

(2) Subject to certain conditions, the exercise price may be paid by delivery of already owned shares and the tax withholding obligations related to exercise may be paid by reduction of the underlying shares.

Stock Options Held at End of Fiscal Year

     The following table provides information related to options exercised during 2001 and options held by the named executive officers at December 31, 2001.

                                                            Number of Securities                Value of Unexercised
                                                           Underlying Unexercised                   In-the-Money
                                            Value           Options at FY-End (#)             Options at FY-End ($)/(2)/
                      Shares Acquired      Realized      ----------------------------       ------------------------------
        Name          on Exercise (#)      ($)/(1)/      Exercisable    Unexercisable       Exercisable      Unexercisable
        ----          ---------------       ------       -----------    -------------       -----------      -------------
David V. Radlinski                ---          ---           191,667          158,333               ---                ---

Mark Selawski                     ---          ---            55,000           25,000               ---                ---

Eva Novotny                       ---          ---            58,334           31,666               ---                ---

-----------------------
(1) The value is calculated based on the difference between the option exercise price and the market price for the Company's Common Stock on the exercise date, multiplied by the number of shares purchased. For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.

(2) The closing price for the Company's Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 2001 was $4.25. Value is calculated on the basis of the difference between the option exercise price and $4.25, multiplied by the number of shares of Common Stock underlying the option.

Compensation Committee Interlocks and Insider Participation

     During 2001 Donald J. Regan and Frank R. Pope served as the members of the Company's Compensation Committee. Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries. During 2001 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

Compensation of Directors

     The Company currently compensates its outside directors, Messrs. Regan, Tibbitts, Pope, Reed and Olshansky, a $10,000 annual retainer, paid quarterly, and $1,000 per Board meeting for their services, and reimburses all directors for expenses incurred by them in connection with the Company's business.

     Under the Nonemployee Director Stock Option Plan which expired in June 1999, each new nonemployee director was automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever is earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, including certain changes in control based on altered makeup of the Company's Board or stockholders, each such option becomes exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which the optionee remains on the Company's board. The exercise price of each option equals the fair market value of the underlying Common Stock on the date the option was granted. Each option will expire six years after its grant, except that the expiration will be extended until one year after the optionee's death if it occurs less than one year before the option's expiration date. An option granted under the plan is not transferrable during the grantee's lifetime and must be exercised within one year following his or her death, or within 90 days after the grantee ceases to be a member of the Board for any other reason, and will only be exercisable to the extent it is exercisable on the date the grantee leaves the Board. Under this plan, Mr. Regan was granted 5,000 shares in September 1995 and Mr. Tibbitts was granted 5,000 shares in May 1996. Both grants have exercise prices of $6.375 after repricing of the options on August 13, 1998. Mr. Regan's option expired in September 2001 and was not exercised.

     Options to purchase 15,000 shares of Common Stock were issued to Mssrs. Pope, Regan and Tibbitts in November 1996 and have exercise prices of $6.375 after repricing of the options on August 13, 1998. The options were exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares for each elapsed calendar month during which the director remained on the Company's Board. The terms of the options were five years, subject to earlier termination related to the director no longer serving on the Board. These options expired as of November 2001 and were not exercised. Additionally, each such director was granted options under the Company's 1997 Stock Incentive Plan, on August 13, 1998 and June 24, 1999, for 4,000 shares at an exercise price of $6.375 and $7.375, respectively. These options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/36 of the underlying shares for each elapsed calendar month during which the director remains on the Company's Board. The term of the options are four years, subject to early termination related to the director no longer serving on the Board.

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

     Upon his becoming a director in February 2002, Mr. Olshansky was granted an option under the 1997 Stock Incentive Plan to purchase up to 5,000 shares of Common Stock at an exercise price of $4.85 per share. Subject to acceleration of the option exercise in the event of certain events specified in the option agreement, including certain changes in control based on altered makeup of the Company's Board or shareholders, the option becomes exercisable, after six months following its grant date, with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which Mr. Olshansky remains on the Company's Board. The option term is six years, subject to early termination related to Mr. Olshansky no longer serving on the Board, but the option will be extended one year after his death if it occurs less than one year before the expiration date.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's Common Stock known to the Company to be beneficially owned as of March 4, 2002 by each person who owns beneficially more than 5 percent of the outstanding shares of Common Stock, by each of the present directors, by each of the executive officers named in the Executive Compensation table in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 4, 2002.

                                            Number of Shares
                                              Beneficially      Percentage of
  Name and Address of Beneficial Owner          Owned(1)          Ownership
  ------------------------------------          --------          ---------
FMR Corp.                                       561,200             14.1%
   82 Devonshire Street
   Boston, MA 02109

Hathaway & Associates, Ltd.                     399,000             10.0%
   119 Rowayton Avenue
   Rowayton, CT  06853

Dimensional Fund Advisors, Inc.                 364,700              9.2%
   1299 Ocean Ave., 11th Floor
   Santa Monica, CA 90401

David V. Radlinski/(2)//(3)/                    290,881/(4)/         7.0%
   100 Columbia, Suite 100
   Aliso Viejo, CA  92656

Lloyd I. Miller III                             289,060/(5)/         7.3%
   4550 Gordon Drive
   Naples, FL 34102

Eva Novotny/(3)/                                 65,133/(6)/         1.6%
   100 Columbia, Suite 100
   Aliso Viejo, CA  92656

Mark Selawski/(3)/                               62,847/(7)/         1.6%
   100 Columbia, Suite 100
   Aliso Viejo, CA  92656

Donald J. Regan/(2)/                             14,378/(8)/        /(11)/
   462 Stevens Avenue, Suite 308
   Solana Beach, CA  92075

Michael C. Tibbitts/(2)/                          9,778/(8)/        /(11)/
   27001 La Paz Road, Suite 448B
   Mission Viejo, CA  92691

Frank R. Pope/(2)/                                9,778/(8)/        /(11)/
   3460 Baker St.
   San Francisco, CA 94123

David A. Reed/(2)/                                2,750/(9)/        /(11)/
   24681 La Plaza, Suite 240
   Dana Point, CA 92629

Jack Olshansky/(2)/                                 347/(10)/       /(11)/
   78305 Sunrise Canyon Avenue
   Palm Desert, CA 92211

All executive officers and directors            454,142             10.5%
   as a group (8 persons)/(12)/

---------------
(1) All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)  Director of the Company.

(3)  Executive officer of the Company.

(4) Includes 208,333 shares issuable upon exercise of presently outstanding stock options.

(5) Includes 84,110 shares in which Mr. Miller shares voting and dispositive power as adviser to the trustee of certain family trusts.

(6) Includes 64,333 shares issuable upon exercise of presently outstanding stock options.

(7) Includes 58,667 shares issuable upon exercise of presently outstanding stock options.

(8) Includes 7,778 shares issuable upon exercise of presently outstanding stock options.

(9) Includes 2,750 shares issuable upon exercise of presently outstanding stock options.

(10) Includes 167 shares issuable upon exercise of presently outstanding stock options.

(11) Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company's Common Stock

(12) Includes 357,584 shares issuable upon exercise of presently outstanding stock options.

Item 13.          CERTAIN RELATIONSHIPS AND INVESTMENTS

Cardiac Science, Inc.
---------------------

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

     Since mid-1999, the Company has been actively selling its position in Cardiac Science, selling 55,105 shares for a gain of approximately $244,000 in 1999, selling 304,667 shares for a gain of approximately $1,855,000 in 2000, and selling 187,000 shares for a gain of approximately $628,000 in 2001. The Company no longer holds any shares of Cardiac Science common stock.

     Also during 1999, the Company, which held unexpired warrants to purchase 87,500 shares at $.011 each, sold these warrants for a cash price of $3.00 per share, resulting in a gain of approximately $262,000.

Digital Imaging Systems, Inc.
-----------------------------

     In 1998, the Company entered into a supply agreement with Digital Imaging Systems, Inc. ("DIS") for components integral in the Company's STS-T(C). The Company purchased $300,000, or 300,000 shares, of DIS preferred stock, which represented a 14% ownership interest. DIS commenced shipments of the components to the Company as of January 1999. In 1999, the Company recorded an investment writedown of $300,000 for impairment as a result of its review of the realizable value of its investment in DIS shares. Since early 2001, the Company no longer purchases equipment from DIS and, as of August 2001, DIS has ceased operations while it seeks additional funding and revenue sources.

k. Biotech
----------

     In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology ("ICGEB"), a United Nations sponsored institute. k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market. The Company purchased $325,000 of preferred stock to assist k. Biotech in establishing itself as a viable business entity. As of September 2001, the Company had recognized $45,338 as its share of the losses of k.Biotech, and had reserved the remaining $279,662 investment as k.Biotech seeks additional funds to continue the next stage of its business plan. Two of the Company's directors, Mssrs. Pope and Regan, are investors in k.Biotech and Mr. Regan serves as k. Biotech's President.

Medicredit.com, Inc.
--------------------

     In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com, Inc. ("Medicredit") for $1 million in cash. Medicredit, a California-based company, funds and service loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare. Mssrs. Radlinski and Selawski serve on the Medicredit Board of Directors. Along with the cash investment in Medicredit, the Company also agreed to a subordinated line of credit of up to $2 million at the prime interest rate. Based on the Company's review of the current cash flow and equity balance of Medicredit as of December 31, 2001, it was determined that a reserve of the entire balance of $953,011 should be recorded against the investment carrying value and a reserve of the entire balance of $2 million should be recorded against the subordinated debt value. As of March 4, 2002, the Company's 46% ownership interest and credit line are both fully reserved, reducing the carrying value of each to $0.

     The Company also records its share of Medicredit's profits and losses in equity loss from unconsolidated subsidiaries in the Company's Consolidated Financial Statements.

Arcoma AB
---------

     In September 2001 the Company purchased common stock representing a 25% interest in Arcoma AB ("Arcoma") for $1 million in cash. Arcoma, based in Vaxjo, Sweden, is a designer and manufacturer of medical imaging tables/devices. Arcoma is a supplier of several types of tables that the Company currently markets, including the UroPro 2000 table introduced in 2000. The Company will continue to expand its distribution of Arcoma-designed devices in the United States in future years. The investment in Arcoma is accounted for under the equity method. The investment, net of the company's share of net losses for the period from September 1, 2001 through December 31, 2001 of $91,000, is included in Investment in unconsolidated subsidiaries in the Company's Consolidated Financial Statements.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Index to Consolidated Financial Statements                           Page
                                                                           ----
      1. Consolidated Financial Statements
           Reports of Independent Auditors                                   34
           Consolidated Balance Sheets at December 31, 2001 and 2000         36
           Consolidated Statements of Operations for the
             years ended December 31, 2001, 2000 and 1999                    37
           Consolidated Statements of Stockholders' Equity
             for the years ended December 31, 2001, 2000 and 1999            38
           Consolidated Statements of Cash Flows for the
             years ended December 31, 2001, 2000 and 1999                    39
           Notes to Consolidated Financial Statements                        40

      2. Schedule to Consolidated Financial Statements
           Schedule II - Valuation and Qualifying Accounts                   53
           All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K
      There was one report filed with the Commission on Form 8-K on December 7, 2001 relating to the change of the Company's auditors.

  (c) Exhibits

      Exhibit No.         Description
      -----------   ------------------------
      3.1           Certificate of Incorporation of the Company, as amended (1)
      3.2           Restated and Amended Bylaws of the Company (2)
      4.2           Specimen Certificate of the Company's Common Stock (3)
      10.26         1989 Stock Incentive Plan (4)(5)
      10.27         Non-employee Director Stock Option Plan (4)(5)
      10.29         1997 Stock Incentive Plan (5)(6)
      10.30         Employment Agreement with David Radlinski (5)(7)
      10.31         Employment Agreement with Mark Selawski (5)(7)
      10.32         Employment Agreement with Eva Novotny (5)(7)
      10.33         Amended Lease for Aliso Viejo Property (8)
      21            Subsidiaries
      23.1          Consent of Independent Auditors
      28.2          Form of Cytocare, Inc. Information Statement - Distribution
                    to Shareholders of Stock of Cardiac Science, Inc. (9)
      28.3          Form of Medstone International, Inc. Information Statement
                    - Distribution to Shareholders of Stock of Endocare, Inc.
                    and Urogen Corp. (10)
---------------------------------------

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

                         Report of Independent Auditors

Stockholders and Board of Directors
Medstone International, Inc.


     We have audited the accompanying consolidated balance sheet of Medstone International, Inc., as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medstone International, Inc., as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ MOSS ADAMS LLP

Santa Rosa, California
February 7, 2002

Report of Independent Auditors

Board of Directors and Stockholders
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medstone International, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/ERNST & YOUNG LLP

Orange County, California
February 14, 2001

                          MEDSTONE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                         -----------------------------------------
                                                                               2001                     2000
                                                                         ---------------          ----------------
                                     ASSETS
                                     ------
Current assets:
Cash and cash equivalents                                                  $  1,928,731              $    945,610
Short-term investments held to maturity                                       4,570,420                 5,223,659
   Accounts receivable, less allowance for doubtful accounts of
     $804,646 and $477,180 in 2001 and 2000, respectively                     4,013,781                 4,165,563
   Inventories, less allowance for inventory obsolescence
     of $540,417 and $457,088 in 2001 and 2000, respectively                  6,296,069                 6,103,051
   Deferred tax assets                                                        2,160,695                 1,005,814
   Prepaid expenses and other current assets                                    541,194                   526,825
                                                                            -----------              ------------
Total current assets                                                         19,510,890                17,970,522

   Buildings, property and equipment, at cost:
   Building                                                                     359,324                   359,324
   Lithotripters                                                             13,163,285                12,316,739
   Equipment                                                                  2,048,582                 1,835,855
   Furniture and fixtures                                                       961,776                   948,362
   Leasehold improvements                                                       171,177                   157,083
                                                                            -----------              ------------
                                                                             16,704,144                15,617,363
   Less accumulated depreciation and amortization                           (12,041,254)              (10,440,172)
                                                                            -----------              ------------
   Net property and equipment                                                 4,662,890                 5,177,191
                                                                            -----------              ------------

Goodwill, net                                                                 3,205,251                 3,306,622
Investment in unconsolidated subsidiaries                                       909,492                 1,263,598
Long-term receivable from unconsolidated subsidiary                                 ---                 2,000,000
Net investment in sale-type lease                                               224,731                       ---
Other assets, net                                                               117,006                   158,914
                                                                            -----------              ------------
                                                                           $ 28,630,260              $ 29,876,847
                                                                            ===========              ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Accounts payable                                                        $  1,087,594              $    657,878
   Accrued expenses                                                             345,075                   580,232
   Accrued income taxes                                                             ---                    73,314
   Accrued payroll expenses                                                     313,472                   347,034
   Customer deposits                                                            364,048                    58,441
   Deferred revenue                                                             783,948                   656,332
                                                                            -----------              ------------
     Total current liabilities                                                2,894,137                 2,373,231

Deferred tax liabilities                                                        562,534                   562,313
Minority interest                                                               497,647                   554,292
Deferred rent                                                                    86,425                    78,697
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity:
   Common stock - $.004 par value, 20,000,000 shares authorized,
     5,742,670 shares issued at both December 31, 2001 and 2000                  22,971                    22,971
   Additional paid-in capital                                                19,646,388                19,646,388
   Accumulated earnings                                                      16,050,251                16,708,143
   Accumulated other comprehensive income                                        32,756                    55,395
   Treasury stock,  at cost, 1,631,450 and 1,434,450 shares at
     December 31, 2001 and 2000, respectively                               (11,162,849)              (10,124,583)
                                                                            -----------              ------------
     Total stockholders' equity                                              24,589,517                26,308,314
                                                                            -----------              ------------
                                                                           $ 28,630,260              $ 29,876,847
                                                                            ===========              ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the year ended December 31,
                                                         ------------------------------------------------------
                                                             2001                 2000               1999
                                                         ---------------     --------------      --------------
Revenue:
   Procedures, maintenance fees and
     fee-for-service                                      $   18,591,402     $    18,930,319     $    19,532,046
   Net equipment sales                                         3,650,855           3,284,119           3,337,650
   Interest income                                               464,037             607,616             598,661
                                                          --------------     ---------------     ---------------
   Total revenues                                             22,706,294          22,822,054          23,468,357

Costs and expenses:
   Cost of procedures and maintenance fees                    11,021,192          11,678,337          10,186,243
   Cost of equipment sales                                     2,715,920           2,264,073           1,920,117
   Research and development                                    1,319,625           1,180,409           1,455,429
   Selling                                                     2,681,565           2,174,592           2,048,390
   General and administrative                                  2,554,468           2,651,172           2,592,308
                                                          --------------     ---------------     ---------------
   Total costs and expenses                                   20,292,770          19,948,583          18,202,487
                                                          --------------     ---------------     ---------------

Operating income                                               2,413,524           2,873,471           5,265,870

Other expense (income):
   Gain on sale of investments                                  (627,773)         (1,882,545)           (244,305)
   Reserves for impairment of investments and
    long-term receivables                                      3,232,673                 ---                 ---
   Other expense                                                 140,677             109,046             147,031
                                                          --------------     ---------------      --------------
   Total other expense (income)                                2,745,577          (1,773,499)            (97,274)

Minority interests:
   Minority interest in subsidiaries income                      635,355             833,942             602,594
   Equity loss from unconsolidated subsidiaries                  121,433              61,402                 ---
                                                          --------------     ---------------      --------------
   Total minority interest                                       756,788             895,344             602,594

Income (loss) before provision for/benefit
 from income taxes                                            (1,088,841)          3,751,626           4,760,550
Provision (benefit) for income taxes                            (430,949)          1,662,990           1,919,400
                                                          --------------     ---------------      --------------
Net income (loss)                                         $     (657,892)    $     2,088,636      $    2,841,150
                                                          ==============     ===============      ==============

Net income (loss) per share:
   Basic                                                  $         (.16)    $            46      $           57
                                                          ==============     ===============      ==============
   Diluted                                                           N/A     $            46      $           56
                                                          ==============     ===============      ==============

Number of shares used in the computation of
 net income (loss) per share:
   Basic                                                       4,204,803           4,504,468           4,956,508
                                                          ==============     ===============      ==============
   Diluted                                                           N/A           4,511,119           5,034,850
                                                          ==============     ===============      ==============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock                                Accumulated
                                 -------------------  Additional                    Other
                                 Number of             paid-in    Accumulated   Comprehensive    Treasury
                                  shares      Amount   capital      earnings    income (loss)     Stock        Total
                                 ---------    ------   -------    -----------    -------------   ----------    ----------
Balance at December 31, 1998     5,063,405  $ 22,602 $19,076,104 $ 11,778,357   $    (1,177)   $ (4,943,209) $ 25,932,677

Net income                             ---       ---         ---    2,841,150           ---             ---     2,841,150
Other comprehensive income:
    Unrealized gain on short-term
       investments                     ---       ---         ---          ---         1,177             ---         1,177
    Unrealized loss on foreign
       currency translation            ---       ---         ---          ---       (13,942)            ---       (13,942)
                                                                                                              -----------
Total comprehensive income                                                                                      2,828,385
                                                                                                              -----------

Common stock options exercised      16,637        67     101,170          ---           ---             ---       101,237
Treasury stock repurchased        (387,550)      ---         ---          ---           ---      (2,445,250)   (2,445,250)
                                 ---------  -------- -----------  ------------  ------------   -------------  -----------

Balance at December 31, 1999     4,692,492    22,669  19,177,274   14,619,507       (13,942)     (7,388,459)   26,417,049

Net income                             ---       ---         ---    2,088,636           ---             ---     2,088,636
Other comprehensive income:
    Unrealized gain on foreign
       currency translation, net       ---       ---         ---          ---        69,337             ---        69,337
                                                                                                             ------------
Total comprehensive income                                                                                      2,157,973
                                                                                                             ------------
Common stock options exercised      75,528       302     469,114          ---           ---             ---       469,416
Treasury stock repurchased        (459,800)      ---         ---          ---           ---      (2,736,124)   (2,736,124)
                                 ---------  -------- ----------- ------------  ------------    ------------  ------------

Balance at December 31, 2000     4,308,220  $ 22,971 $19,646,388 $ 16,708,143   $    55,395    $(10,124,583) $ 26,308,314
                                 ---------  -------- ----------- ------------  ------------    ------------- ------------

Net income (loss)                      ---       ---         ---     (657,892)          ---             ---      (657,892)
Other comprehensive income:
    Unrealized loss on foreign
       currency translation, net       ---       ---         ---          ---       (22,639)            ---       (22,639)
                                                                                                             ------------
Total comprehensive income (loss)                                                                                (680,531)
                                                                                                             ------------
Treasury stock repurchased        (197,000)      ---         ---          ---           ---      (1,038,266)  (1,038,266)
                                 ---------  -------- ----------- ------------  ------------ ---------------  ------------

Balance at December 31, 2001     4,111,220  $ 22,971 $19,646,388 $ 16,050,251   $    32,756 $   (11,162,849) $ 24,589,517
                                 =========  ======== =========== ============  ============ ===============  ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended December 31,
                                                               ----------------------------------------------------
                                                                  2001                2000                 1999
                                                               ----------          -----------         ------------
Cash flows from operating activities:
     Net income (loss)                                         $ (657,892)         $ 2,088,636         $  2,841,150
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                      2,005,579            2,377,014            2,075,884
             Provision for doubtful accounts                      335,000                  ---               35,000
             Impairment reserve for investments and
                 long-term receivable                           3,232,673                  ---              300,000
             Minority interest in partnership                     635,355              833,942              602,595
             Minority equity in unconsolidated subsidiary         121,433               61,402                  ---
             Provision for inventory obsolescence                 168,000              277,138                  ---
             Gain on sale of long-term investments               (627,773)          (1,882,545)            (506,805)
             Changes in operating assets and liabilities:
                 Accounts receivable                             (145,212)            (874,191)             309,763
                 Inventories                                     (582,904)            (619,302)          (1,992,704)
                 Deferred tax assets                           (1,154,660)             201,029             (219,364)
                 Prepaid expenses and other current assets        256,075             (160,051)             374,474
                 Accounts payable                                 429,716               46,386              215,090
                 Accrued expenses                                (221,515)             (99,225)             104,189
                 Accrued income taxes                            (241,495)            (226,674)              69,388
                 Accrued payroll expenses                         (33,562)                 772               42,575
                 Deferred revenue                                 127,616             (250,994)             (39,756)
                 Customer deposits                                305,607               58,441              (86,125)
                 Other, net                                        22,768               70,884               (4,444)
                                                               ----------          -----------         ------------
                 Net cash provided by operating activities      3,974,809            1,902,662            4,120,910
                                                               ----------          -----------         ------------
Cash flows from investing activities:
     Purchases of short-term investments                       (9,034,053)         (12,575,069)         (23,351,435)
     Proceeds from sales of short-term investments              9,687,292           15,981,400           25,216,697
     Proceeds from sale of long-term investments                  627,773            1,882,545              506,805
     Investment in unconsolidated subsidiary                   (1,000,000)          (1,000,000)            (100,000)
     Purchase of net assets                                           ---                  ---             (751,712)
     Investment in sales type lease                              (143,114)                 ---                  ---
     Long-term loan to unconsolidated subsidiary                      ---           (2,000,000)                 ---
     Distribution of minority interest                           (692,000)            (564,000)            (638,300)
     Purchases of property and equipment, net                  (1,393,406)          (1,518,177)          (2,718,288)
                                                               ----------          -----------         ------------
                 Net cash provided by (used in)
                    investing activities                       (1,947,508)             206,699           (1,836,233)
                                                               ----------          -----------         ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                           ---              469,416              101,237
     Purchase of treasury stock                                (1,038,266)          (2,736,124)          (2,445,250)
     Deferral of rent payments                                      7,728               78,697                  ---
     Loan payments                                                (13,642)             (37,162)              (7,705)
                                                               ----------          ------------        ------------
Net cash used in financing activities                          (1,044,180)          (2,225,173)          (2,351,718)
Net increase (decrease) in cash and cash equivalents              983,121             (115,812)             (67,041)
Cash and equivalents at beginning of year                         945,610            1,061,422            1,128,463
                                                               ----------          -----------         ------------
Cash and equivalents at end of year                            $1,928,731          $   945,610         $  1,061,422
                                                               ==========          ===========         ============
Supplemental cash flow disclosures:
Cash paid during the year for:
         Income taxes                                          $1,160,011          $ 1,694,826         $  1,925,645
                                                               ==========          ===========         ============
Supplemental disclosures of non-cash investing activities:
Liabilities assumed in connection with the
         purchase transaction (Note 3)                                ---          $       ---         $    365,110
                                                               ==========          ===========         ============

                             See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1.   Organization and Operations of the Company

     Medstone International, Inc. ("Medstone" or the "Company") designs, manufactures and markets the Medstone STS(TM) and STS-T(C) Shockwave Therapy Systems (the "System") for the noninvasive disintegration of kidney stones in human patients. The Company also generates revenues from use of the Systems under procedure fees and fee for service arrangements and from repairs and maintenance. The Company's customers are primarily located in the United States.

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

     Use of estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of cash flows
     -----------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Fair Value of Financial Instruments
     -----------------------------------

     The fair market value of cash and cash equivalents, short-term investments and accounts receivable approximate cost due to the short period of time to maturity. The carrying value of the long term receivable from unconsolidated subsidiary approximates net realizable value due to impairment analysis under current market conditions.

     Short-term Investments
     ----------------------

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

     The amortized cost and market value of investments at December 31, 2001, by contractual maturity, is shown below.

                                     Amortized
                                       Cost            Market Value
                                 ---------------     -----------------
    Due in one year or less      $    4,570,419      $     4,620,942

     Comprehensive Income
     --------------------

     The components of accumulated other comprehensive income/(loss) are as follows:

                                                             Foreign
                                                             Currency
                                                           Translation
                                                            Adjustment            Total
                                                         ----------------   ---------------

     Balance at December 31, 1999                        $        (13,942)  $       (13,942)
     Foreign currency translation adjustment                       69,337            69,337
                                                         ----------------   ---------------
     Balance at December 31, 2000                                  55,395            55,395

     Foreign currency translation adjustment
          net of income taxes                                     (22,639)          (22,639)
                                                         ----------------   ---------------

     Balance at December 31, 2001                        $         32,756   $        32,756
                                                         ================   ===============

     Concentrations of Credit Risk
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and short-term investments, which are not federally insured, and accounts receivable. The Company's short-term investments consist principally of U.S. Treasury Bills, U.S. Government Agency Notes and Commercial Paper.

     The Company sells its products primarily to hospitals worldwide. Credit is extended based on an evaluation of the customer's financial condition and collateral generally is not required. The Company's ten largest customers accounted for approximately 10% of accounts receivable at December 31, 2001 and 2000.

     Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       December 31,
                                           -------------------------------------
                                                 2001                2000
                                           -----------------    ----------------
     Raw materials                         $       4,567,799    $      3,888,640
     Work in process                                 363,768             231,175
     Finished goods                                1,364,502           1,983,236
                                           -----------------    ----------------
                                           $       6,296,069    $      6,103,051
                                           =================    ================

     Building, Property and Equipment
     --------------------------------

     Building, property and equipment are carried at cost. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

     Building                                    50 years
     Lithotripters                                5 years
     Equipment                                    5 years
     Furniture and fixtures                       5 years
     Leasehold improvements                 Life of lease

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,903,685, $2,274,183, and $1,987,000, respectively.

     Goodwill
     --------

     The Company recorded goodwill resulting from the excess of the purchase prices of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair market value of the net assets acquired. Goodwill is being amortized over periods ranging from fifteen to forty years using the straight-line method. Accumulated amortization at December 31, 2001 and 2000 is $473,165 and $371,194, respectively.

     Long-Lived Assets
     -----------------

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon analysis, the Company believes that it has properly recorded reserves totaling $3,232,673 in the results for the year ending December 31, 2001, reflecting the impairment of various long-lived assets relating to investments and receivables with an expected life of greater than one year. Based upon analysis, the Company believes no material impairment of the carrying value of its long-lived assets, inclusive of intangible assets, existed at December 31, 2000. The Company's analysis was based on a comparison of the carrying amount of such assets to the Company's historical actual cash flows and to an estimate of future undiscounted cash flows.

     Earnings Per Share
     ------------------

     Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method. Since a loss exists at December 31, 2001, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. All earnings per share amounts for all periods have been restated to conform with the SFAS No. 128 requirements.

     The following table sets forth the computation of earnings (loss) per share:

                                                                       Year Ended December 31,
                                                     ---------------------------------------------------------
                                                          2001                  2000                 1999
                                                     ----------------     ---------------      ---------------
     Numerator: Net income (loss)............        $       (657,892)    $     2,088,636      $     2,841,150
                                                     ================     ===============      ===============
     Denominator for weighted
           average shares outstanding........               4,204,803           4,504,468            4,956,508
                                                     ================     ===============      ===============

     Basic earnings (loss) per share.........        $           (.16)    $           .46      $           .57
                                                     ================     ===============      ===============

     Effect of dilutive securities:
           Weighted average shares
               outstanding...................               4,204,803           4,504,468            4,956,508
           Stock options.....................                     708               6,651               78,342
                                                     ----------------     ---------------      ---------------

     Denominator for diluted earnings
          per share..........................               4,205,511           4,511,119            5,034,850
                                                     ================     ===============      ===============

     Diluted earnings per share..............        $            N/A     $           .46      $           .56
                                                     ================     ===============      ===============

     Stock Compensation
     ------------------

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

     Revenue recognition
     -------------------

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

     Advertising
     -----------

     The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred. Advertising expense was $58,000, $32,000 and $58,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Shipping and Handling Costs
     ---------------------------

     Shipping and handling costs are included as a component of cost of equipment sales.

     Business Segments and Geographic Information
     --------------------------------------------

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

     Selected financial information for the Company's reportable segments as of and for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

                                                       2001                2000               1999
                                                  ---------------     --------------    ----------------
            Revenue:
                Equipment sales                   $         3,651     $        3,284    $          3,338
                Fees for procedures, maintenance
                    and management                         18,591             18,930              19,532
                Nonreportable segment                         464                608                 598
                                                  ---------------     --------------    ----------------
                                                  $        22,706     $       22,822    $         23,468
                                                  ===============     ==============    ================
            Operating income (loss):
                Equipment sales                   $          (59)     $          (8)    $            678
                Fees for procedures, maintenance
                    and management                          2,118              2,394               4,085
                Nonreportable segment                         354                487                 600
                                                  ---------------     --------------    ----------------
                                                  $         2,413     $        2,873    $          5,363
                                                  ===============     ==============    ================
            Assets:
                Equipment sales                   $         3,207     $        3,642    $          3,228
                Fees for procedures, maintenance
                    and management                         15,077             15,110              15,173
                                                  ---------------     --------------    ----------------
                                                  $        18,284     $       18,752    $         18,401
                                                  ===============     ==============    ================
            Depreciation and amortization:
                Equipment sales                   $           264     $          252    $            206
                Fees for procedures, maintenance
                    and management                          1,742              2,125               1,870
                                                  ---------------     --------------    ----------------
                                                  $         2,006     $        2,377    $          2,076
                                                  ===============     ==============    ================
            Expenditures for long-lived assets and
                equity method investments:
                Equipment sales                             1,468     $        1,198    $          1,171
                Fees for procedures, maintenance
                    and management                            951              1,319               2,399
                                                  ---------------     --------------    ----------------
                                                  $         2,419     $        2,517    $          3,570
                                                  ===============     ==============    ================


     Selected financial information for the Company's operations by geographic segment is as follows (in thousands):

                                                 2001               2000                 1999
                                           ---------------     --------------    ----------------

     Revenue:
         United States                     $        20,836     $       21,121    $         22,733
         Europe and Middle East                      1,532              1,464                 459
         Asia Pacific Rim                              338                237                 276
                                           ---------------     --------------    ----------------
                                           $        22,706     $       22,822    $         23,468
                                           ===============     ==============    ================

     Long-Lived Assets:
         United States                     $        19,595     $       21,699    $         17,263
         Europe                                      1,771                865                 820
                                           ---------------     --------------    ----------------
                                           $        21,366     $       22,564    $         18,083
                                           ===============     ==============    ================

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $60,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived tangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

3.   Sales Type Leases

     The Company sells equipment under long-term capital lease agreements which are classified as sale type leases.

     Maturities for subsequent years on sales type leases are as follows:

                                            Principal Amount
                                            ----------------
              2002                          $       108,035
              2003                          $       125,642
              2004                          $        99,089

4.   Acquisitions and Investments in Joint Ventures

     Equity Investment in Arcoma AB
     ------------------------------

     In September 2001, the Company purchased common stock representing a 25% interest in Arcoma AB ("Arcoma") for $1 million in cash. Arcoma, based in Vaxjo, Sweden, is a designer and manufacturer of medical imaging tables/devices. Arcoma is a supplier of several types of tables that the Company currently markets, including the UroPro 2000 table introduced in 2000. The Company will continue to expand its distribution of Arcoma-designed devices in the United States in future years. The investment in Arcoma is accounted for under the equity method. The investment, net of the Company's share of net losses for the period from September 1, 2001 through December 31, 2001 of $91,000, is included in Investment in unconsolidated subsidiaries.

     Equity Investment in Medicredit.com, Inc.
     -----------------------------------------

     In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com. Inc. ("Medicredit") for $1 million in cash. Medicredit, a California-based company, funds and services patient accounts to finance elective surgeries in the cosmetic and cash paying sector of healthcare. The investment in Medicredit is accounted for under the equity method. Based on the Company's review of the equity balance and cash flows of Medicredit as of December 31, 2001, it was determined that a reserve of $953,011, the remaining equity investment balance, should be recorded against the investment carrying value. The net carrying value is now at $0.

     Along with the cash investments in Medicredit, the Company also provides Medicredit a subordinated line of credit of up to $2 million at the prime interest rate (4.75% at December 31, 2001). Interest payments are due monthly with principal due at maturity on April 20, 2003. As of December 31, 2001, the $2 million advanced by the Company was reviewed in relation to Medicredit's current cash flows, and an impairment reserve of $2 million was established. The net carrying value is now $0. The accrued interest of $26,000 due from Medicredit is recorded in other assets. Accrued interest amounts have been collected subsequent to December 31, 2001.

     Purchase of Assets of Creos, Ltd.
     ---------------------------------

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

     Purchase of Zenith Medical Systems, Ltd.
     ----------------------------------------

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

     Investment in Digital Imaging Systems, Inc.
     -------------------------------------------

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

     Investment in k. Biotech
     ------------------------

     In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology ("ICGEB"), a United Nations sponsored institute. k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market. The Company's investment in k.Biotech preferred stock was $325,000, representing a 21% ownership interest. During 2001, the Company recognized its share of K. Biotech's losses and an investment reserve totaling $325,000, reducing the carrying value to $0. The investment in
k. Biotech is accounted for under the equity method because the Company has the ability to exercise significant influence over k.Biotech and is included in other assets. k. Biotech is continually seeking additional funding from international sources to finance its required investment in plant and equipment.

     Unaudited pro forma consolidated results after giving effect to the businesses acquired during fiscal 1999 would not have been materially different from the reported amounts for 1999 and 1998 due to the immateriality of these acquisitions.

5.   Income Taxes

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

     The provision for income taxes consists of the following:

                                                Year ended             Year ended              Year ended
                                             December 31, 2001      December 31, 2000       December 31, 1999
                                             -----------------      -----------------       -----------------
       Current:
           Federal                           $         558,000       $      1,125,000       $        1,653,400
           State                                       166,000                336,000                  486,000
                                             -----------------       ----------------       ------------------
                  Total current                        724,000              1,461,000                2,139,400
                                             -----------------       ----------------       ------------------

          Deferred:
          Federal                                     (905,000)               171,000                 (168,000)
          State                                       (250,000)                31,000                  (52,000)
                                             -----------------       ----------------       ------------------
                  Total deferred                    (1,155,000)               202,000                 (220,000)
                                             ------------------      ----------------       ------------------
       Provision (benefit) for income taxes  $        (431,000)     $       1,663,000       $        1,919,400
                                             =================      =================       ==================

The following is a reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate:

                                                Year ended             Year ended              Year ended
                                             December 31, 2001      December 31, 2000       December 31, 1999
                                             -----------------      -----------------       -----------------
       Income tax (benefit) at the
         statutory rate                      $        (146,000)       $     1,580,000        $       1,885,000
       State income taxes

         (net of federal benefit)                      (55,000)               244,000                  286,000
       Minority interest                              (190,000)              (284,000)                (195,000)
       Other                                           (40,000)               123,000                  (56,600)
                                             ------------------       ---------------        -----------------
       Provision (benefit) for income taxes  $        (431,000)       $     1,663,000        $       1,919,400
                                             =================        ===============        =================

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                        December 31, 2001              December 31, 2000
                                                        -----------------              -----------------

       Deferred tax assets (liabilities):

       State taxes                                    $            56,000            $           113,000
       Investment reserves                                        139,000                        239,000
       Inventory reserve                                          231,000                        196,000
       Bad debt reserve                                           276,000                        154,000
       Accruals not currently deductible for tax                   85,000                         78,000
       Inventory adjustment                                        16,000                         97,000
       Impairment reserves                                      1,259,000                            ---
       Product reserves                                            98,000                        129,000
                                                      -------------------            -------------------
       Deferred tax assets                                      2,160,000                      1,006,000
                                                      -------------------            -------------------

       Depreciation and amortization                             (562,000)                      (562,000)
                                                      -------------------            -------------------
       Deferred tax liabilities                                  (562,000)                      (562,000)
                                                      -------------------            -------------------
       Net deferred tax assets                        $         1,598,000            $           444,000
                                                      ===================            ===================


6.   Stock Options

     In June 1989, the Company's stockholders approved the 1989 Stock Incentive Plan ("1989 Plan") which provided for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. In May 1991, the Company's stockholders amended the 1989 Plan to increase the number of shares issuable to 1,593,783 and eliminated the provision for an automatic increase in the number of shares issuable on January 1 of each year by one percent of the then outstanding shares. In May 1997, the Company terminated the 1989 Plan as to the granting of additional options. As of December 31, 2001, 162,534 options for shares of common stock had been granted and remain outstanding under this plan.

     In June 1989, the Company's stockholders also approved the Nonemployee Director Stock Option Plan. This plan provides for the issuance of up to 50,000 shares of the Company's common stock upon exercise of options granted under the plan. On June 1, 1999, this plan expired and no additional shares may be granted under this plan. Outstanding options shall continue to vest and remain exercisable in accordance with the grants outstanding. As of December 31, 2001, 5,000 options for shares of common stock had been granted and remain outstanding under this Plan.

     Options to purchase 15,000 shares of common stock were issued to each member of the Board of Directors in November 1996 and have exercise prices of $6.375 after repricing of the options on August 31, 1998. The options are exercisable, after six months following their grant dates, in incremental amounts equal to 1/48 of the underlying shares of each elapsed calendar month during which the director remains on the Company's Board. The terms of the options are five years, subject to earlier termination related to the director no longer serving on the Board. As of November 5, 2001, these options expired and are no longer outstanding.

     In May 1997, the Company's stockholders approved the 1997 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals. The Plan allows for the issuance of up to 800,000 shares, with increases each January 1 that the Plan is in effect by a number of shares equal to one percent of the total number of outstanding shares of common stock on that date. As of December 31, 2001 the number of shares authorized by the plan was 994,316 and 789,450 options for shares of common stock had been granted and are outstanding under this plan.

     Effective August 13, 1998, the Company repriced all outstanding options granted under all plans with exercise prices exceeding the closing market value of the stock on that date. Accordingly, the exercise price of these options was reduced to $6.375 per share.

     A summary of the Company's stock option plans as of the end of 2001, 2000 and 1999 and changes during the years is presented below:


                                           December 31, 2001           December 31, 2000               December 31, 1999
                                    ---------------------------  --------------------------     ---------------------------
                                                  Weighted-Avg.               Weighted-Avg.                   Weighted-Avg.
                                        Shares   Exercise Price     Shares   Exercise Price         Shares   Exercise Price
                                    ------------ --------------  ----------- --------------     ------------ --------------

Outstanding, beginning of year         1,050,151   $       6.38    1,122,428     $     6.45        1,082,902  $        6.39
Granted                                  303,500           4.90      136,667           5.74           92,500           6.70
Exercised                                    ---           ---       (75,528)          6.22          (16,637)          6.09
Canceled                                (396,667)          6.35     (133,416)          6.36          (36,337)          6.48
                                    ------------   ------------  -----------     ----------     ------------   ------------

Outstanding, end of year                 956,984   $       5.92    1,050,151     $     6.38        1,122,428   $       6.45
                                    ============   ============  ===========     ==========     ============   ============
Available for future grants              182,099                     406,517                         394,585
                                    ============                 ===========                    ============
Exercisable at end of year               522,634                     761,534                         663,457
                                    ============                 ===========                    ============

Weighted-average fair value
of options granted during the year                 $       1.90                  $     3.24                    $       3.64
                                                   ============                  ==========                    ============


     The following table summarizes information about stock options outstanding at December 31, 2001:


                                                                Options Outstanding
                                               -----------------------------------------------------------
                                                      Number
                            Range of              Outstanding      Weighted-average       Weighted-average
                         Exercise Prices          at 12/31/01       Exercise Price         Remaining Term
                        ----------------       --------------      ----------------       ----------------

                         $4.85 to $6.00                397,500             $ 5.044               5.3 years
                         $6.01 to $6.38                460,984             $ 6.375               1.5 years
                         $6.56 to $7.50                 98,500             $ 7.214               2.9 years
                         --------------        ---------------    ----------------        ----------------
                         $5.30 to $7.50                956,984             $ 5.908               3.2 years
                         ==============        ===============    ================        ================

     In calculating pro forma information regarding net income (loss) and net income (loss) per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 2001, 2000, and 1999, respectively: risk free interest rates of 4% in 2001 and 6% in 2000 and 1999; dividend yields of 0% for all periods; volatility of the expected market prices of the Company's common stock of .394, .555 and .469; and expected life of the options of 5.5 years for all periods.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 2001, 2000 and 1999 follows (in thousands, except per share information):

                                                Year ended December 31,
                                   2001                2000             1999
                               ------------       ------------      ------------

Pro forma net income(loss)        $    (857)  $     1,837     $     2,464
Pro forma diluted net income
(loss) per share                  $    (.20)  $        41     $        50

     These pro forma amounts do not give effect to options granted prior to January 1, 1995.

7.   Stock Repurchase Plan

     The Company's Stock Repurchase Programs have authorized repurchase of up to 1,970,000 shares of its common stock. For the year ending December 31, 2001, the Company repurchased a total of 197,000 shares at a cost of $1,038,266. For the year ending December 31, 2000, the Company repurchased a total of 459,800 shares at a cost of $2,736,124. For the year ending December 31, 1999, the Company repurchased a total of 387,550 shares at a cost of $2,445,250. The Company has repurchased a total of 1,631,450 shares since the inception of its Stock Repurchase Programs at a total cost of $11,162,849 with all amounts recorded as treasury stock. The Company's current repurchase program was active as of December 31, 2001.

8.   Commitments

     The Company has occupied its current facility since March 1994. Its current operating lease runs through November 2005. The average monthly rental expense is $19,449 over the term of the lease. The lease has the option for one five-year extension at a rate to be negotiated based on then current market rates.

     The Company's subsidiary has occupied its current facility since April 1999. It entered into a sixty-month lease at a monthly rent of $2,980 in October 2000.

     The future minimum lease payments under all operating leases are as follows:

                                                   Minimum Rental
                                                   --------------

                           2002                    $      273,000
                           2003                    $      288,000
                           2004                    $      299,000
                           2005                    $      284,000
                           2006                    $       27,000


     Total net rent expense under all operating leases for the years ended December 31, 2001, 2000 and 1999 was $257,000, $204,000 and $227,000,
respectively.

9.   Contingencies

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

10.  Related Party Transactions

     Cardiac Science, Inc.
     ---------------------

     Cardiac Science, Inc. was formed as a subsidiary of the Company during 1991 and shortly thereafter was spun off as a separate entity with a majority of the common stock of Cardiac Science, Inc. distributed to the Company's stockholders. During 1991 through 1996, the Company performed various financing activities for Cardiac Science in exchange for common stock and warrants.

     As of December 31, 2001 and 2000, the Company held approximately 0 and 187,000 shares of common stock, respectively in Cardiac Science, Inc. The Common stock had a carrying value of zero.

     During 2001 and 2000, the Company sold approximately 187,000 and 305,000 shares for $628,000 and $1,855,000 in cash, respectively. All proceeds from these sales of the common stock and warrants were included in other income.

     k. Biotech
     ----------

     The Company's original investment in k. Biotech was $325,000 which represents a 21% interest. During 2001, the Company recognized its share of k. Biotech's losses and an investment reserve totaling $325,000 reducing the carrying value to $0. Two members of the Board of Directors of the Company are also shareholders of k.Biotech, Inc. and one member of the Board of Directors is the President of k.Biotech.

     Digital Imaging Systems
     -----------------------

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

     Genstar Therapeutics Corporation
     --------------------------------

     Genstar Therapeutics Corp. (formerly Urogen Corp.) was a subsidiary of the Company until early 1996 at which time the Company spun off this subsidiary as a separate company. The Company distributed all the stock of Genstar to its stockholders, except for 100,000 shares which the Company retained. During 2000, the Company sold 5,000 shares of Genstar for a gain of approximately $28,000 and still holds 95,000 shares of Genstar common stock with a book value of $0 as of December 31, 2001. The market value of the retained Genstar common stock is approximately $235,000 at December 31, 2001.

     Investment in Medicredit.com, Inc.
     ----------------------------------

     In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com. Inc. ("Medicredit") for $1 million in cash. Medicredit, a California-based company, funds and services loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare. Along with the cash investment in Medicredit, the Company agreed to a subordinated line of credit of up to $2 million at the prime interest rate. The Company has recognized losses and reserves totaling $953,011 against this investment, leaving a net asset carrying value at December 31, 2001 of $0. The subordinated line of credit has an impairment reserve of $2 million recorded in 2001, making the net carrying value $0.

     Arcoma AB
     ---------

     In September 2001, the Company purchased common stock representing a 25% interest in Arcoma AB ("Arcoma") for $1 million in cash. Arcoma, based in Vaxjo, Sweden, is a designer and manufacturer of medical imaging tables/devices. Arcoma is a supplier of several types of tables that the Company currently markets, including the UroPro 2000 table introduced in 2000. The Company will continue to expand its distribution of Arcoma-designed devices in the United States in future years. The investment in Arcoma is accounted for under the equity method. The investment, net of the Company's share of net losses for the period from September 1, 2001 through December 31, 2001 of $91,000, is included in Investment in unconsolidated subsidiaries.

11.  Employee Benefit Plan

     In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees. The plan provides for the deferral of up to 15% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Contributions by the Company may be made to the plan at the discretion of the Board of Directors. During 2001, the Company's Board of Directors elected to change the employee match on a tiered system, from $.25 on a dollar up to dollar for dollar depending on years of service. The employer match maximum ranges from $2,000 to $10,500 per year. In 2001, 2000 and 1999, the Company's contribution totaled $85,148, $58,382 and $50,557, respectively.

12.  Major Customers and Foreign Sales

     During the three years ended December 31, 2001, 2000 and 1999, no single customer has accounted for 10% or more of total revenues in any one year. The Company derived 8%, 7% and 3% of total revenues from sales to foreign customers in the years ending December 31, 2001, 2000 and 1999, respectively.

13.  Selected Quarterly Financial Data (Unaudited)

     The tables below set forth selected quarterly financial information for 2001 and 2000 (in thousands, except per share amounts):


         2001                     1st Quarter           2nd Quarter        3rd Quarter         4th Quarter
         ----                    ------------        --------------     --------------         -----------

         Net sales                 $    5,006            $    5,580         $    5,987          $   6,133
         Gross profit                   1,823                 2,231              2,376              2,540
         Net income (loss)                351                   230                315             (1,554)
         Basic earnings (loss)
           per share               $      .08            $      .05         $      .08          $    (.37)

         2000                     1st Quarter           2nd Quarter        3rd Quarter         4th Quarter
         ----                     -----------           -----------        -----------         -----------

         Net sales                 $    6,109            $    5,983         $    5,443          $   5,287
         Gross profit                   2,487                 2,455              2,011              1,927
         Net income                       922                   555                573                 39
         Basic earnings per share  $      .20            $      .12         $      .13          $     .01


14.  Subsequent Events

     Through March 4, 2002, the Company purchased 165,000 shares of its Common Stock for a cost of $752,000 under its current Stock Repurchase Program.

                          MEDSTONE INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          Additions
                                                ----------------------------

                            Balance at          Charged to         Charged to                            Balance at
                            beginning           costs and            other                                  end
Description                  of year             expenses           accounts          Deductions          of year
-----------               ------------          ----------         ----------         ----------         ----------
For the year ended
December 31, 2001:
------------------

Allowance for
  doubtful accounts        $   477,180      $      335,000     $          ---     $         7,534/(b)/    $      804,646
                           ===========      ==============     ==============     ===============         ==============

Allowance for
inventory obsolescence     $   457,088      $      168,000     $          ---     $        84,671/(a)/    $      540,417
                           ===========      ==============     ==============     ===============         ==============

For the year ended
December 31, 2000:
------------------

Allowance for
  doubtful accounts        $   571,252      $          ---     $          ---     $        94,072/(b)/    $      477,180
                           ===========      ==============     ==============     ===============         ==============

Allowance for
inventory obsolescence     $   307,203      $      277,138     $          ---     $       127,253/(a)/    $      457,088
                           ===========      ==============     ==============     ===============         ==============

For the year ended
December 31, 1999:
------------------

Allowance for
  doubtful accounts        $   602,564      $       35,000     $          ---     $        66,312/(b)/    $      571,252
                           ===========      ==============     ==============     ===============         ==============

Allowance for
inventory obsolescence     $   337,437      $          ---     $          ---     $        30,234/(a)/    $      307,203
                           ===========      ==============     ==============     ===============         ==============

(a)   Write-off of inventories
(b)   Write-off of bad debts

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              MEDSTONE INTERNATIONAL, INC.

                                       By:    /s/ David V. Radlinski
                                          --------------------------------------
                                                  David V. Radlinski
                                                Chief Executive Officer

Dated:  March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2002.


          Signature                                           Title
          ---------                                           -----

                                                     Chairman of the Board
  /s/   David V. Radlinski                          Chief Executive Officer
-------------------------------------                     and Director
        David V. Radlinski                        (Principal Executive Officer)


  /s/   Mark Selawski                                Chief Financial Officer
-------------------------------------               (Principal Financial and
        Mark Selawski                                   Accounting Officer)


  /s/   Donald J. Regan                                      Director
-------------------------------------
        Donald J. Regan


  /s/   Frank R. Pope                                        Director
-------------------------------------
        Frank R. Pope


  /s/   David A. Reed                                        Director
-------------------------------------
        David A. Reed


  /s/   Michael C. Tibbitts                                  Director
-------------------------------------
        Michael C. Tibbitts


  /s/   Jack Olshansky                                       Director
-------------------------------------
        Jack Olshansky

Exhibit Index


   Exhibit No.                    Description
   -----------               ----------------------

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

------------
(1) Previously filed with the same exhibit number with the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

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