Form 10-Q
period 2002-03-31
MEDSTONE INTERNATIONAL INC/
filed 2002-05-14
CIK 819939

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 31, 2002
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

                                                 Yes  [X]        No [_]

The number of shares of the Common Stock of the registrant outstanding as of May 1, 2002 was 3,931,220.

                          MEDSTONE INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                                                                        Page No.
                                                                        --------
Item 1.   Financial Statements:

          Consolidated Balance Sheets
            March 31, 2002 (Unaudited) and
            December 31, 2001                                               3

          Consolidated Statements of Income
            Three Months Ended March 31, 2002 and 2001 (Unaudited)          4

          Consolidated Statement of Stockholders' Equity
            Three Months Ended March 31, 2002 (Unaudited)                   5

          Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2002 and 2001 (Unaudited)          6

          Notes to Unaudited Consolidated Financial Statements              7


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16

                          MEDSTONE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,               December 31,
                                                                              2001                      2001
                                                                         ---------------          ----------------
                                                                          (Unaudited)
                                                       ASSETS
                                                       ------
Current assets:
     Cash and cash equivalents                                          $      1,465,085          $      1,928,731
     Short-term investments held to maturity                                   4,600,383                 4,570,420
     Accounts receivable, less allowance for doubtful accounts of
         $737,084 and $477,180 at March 31, 2002 and
         December 31, 2001, respectively                                       3,865,087                 4,013,781
     Inventories, less allowance for inventory obsolescence
         of $582,417 and $457,088 at March 31, 2002 and
         December 31, 2001, respectively                                       5,426,721                 6,296,069
     Deferred tax assets                                                       2,160,695                 2,160,695
     Prepaid expenses and other current assets                                   628,513                   541,194
                                                                         ---------------          ----------------
     Total current assets                                                     18,146,484                19,510,890

Buildings, property and equipment, at cost:

     Building                                                                    359,324                   359,324
     Lithotripters                                                            13,500,987                13,163,285
     Equipment                                                                 2,303,530                 2,048,582
     Furniture and fixtures                                                      965,231                   961,776
     Leasehold improvements                                                      175,032                   171,177
                                                                         ---------------          ----------------
                                                                              17,304,104                16,704,144
     Less accumulated depreciation and amortization                          (12,433,361)              (12,041,254)
                                                                         ---------------           ---------------
     Net property and equipment                                                4,870,743                 4,662,890
                                                                         ---------------          ----------------

Goodwill, net                                                                  3,201,545                 3,205,251
Investment in unconsolidated subsidiaries                                        879,133                   909,492
Net investment in sale-type lease                                                308,432                   224,731
Other assets, net                                                                114,501                   117,006
                                                                         ---------------          ----------------
                                                                         $    27,520,838          $     28,630,260
                                                                         ===============          ================


                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
Current liabilities:
     Accounts payable                                                    $       888,959          $      1,087,594
     Accrued expenses                                                            384,088                   345,075
     Accrued income taxes                                                            ---                       ---
     Accrued payroll expenses                                                    288,901                   313,472
     Customer deposits                                                            27,100                   364,048
     Deferred revenue                                                            895,057                   783,948
                                                                         ---------------          ----------------
         Total current liabilities                                             2,484,105                 2,894,137

Deferred tax liabilities                                                         562,534                   562,534
Minority interest                                                                479,666                   497,647
Deferred rent                                                                     87,275                    86,425
Stockholders' equity:
     Common stock - $.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both
     March 31, 2002 and December 31, 2001                                         22,971                    22,971
     Additional paid-in capital                                               19,646,388                19,646,388
     Accumulated earnings                                                     16,217,459                16,050,251
     Accumulated other comprehensive income                                        3,039                    32,756
     Treasury stock,  at cost, 1,811,450 and 1,631,450 shares at
         March 31, 2002 and December 31, 2001, respectively                  (11,982,599)              (11,162,849)
                                                                         ---------------          ----------------

         Total stockholders' equity                                           23,907,258                24,589,517
                                                                         ---------------          ----------------
                                                                         $    27,520,838          $     28,630,260
                                                                         ===============          ================

                                                      See accompanying notes

                          MEDSTONE INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                   2002                 2001
                                                                              ---------------     --------------
Revenues:

Procedures, maintenance fees and fee-for-service .......................      $     4,337,435     $    4,510,773
  Net equipment sales ..................................................            1,896,443            353,181
  Interest income ......................................................               82,123            141,886
                                                                              ---------------     --------------
    Total revenues .....................................................            6,316,001          5,005,840
Costs and operating expenses:
  Cost of procedures and maintenance fees ..............................            2,426,949          2,833,030
  Cost of equipment sales ..............................................            1,474,909            350,288
  Research and development .............................................              260,939            260,957
  Selling ..............................................................              812,215            530,622
  General and administrative ...........................................              817,490            664,029
                                                                              ---------------     --------------
    Total costs and operating expenses .................................            5,792,502          4,638,926
                                                                              ---------------     --------------

Operating income .......................................................              523,499            366,914
Other expense (income):
  Gain on sale of investments ..........................................                  ---           (358,108)
  Other expense (income) ...............................................               (1,887)            33,343
                                                                              ---------------     --------------
    Total other expenses (income) ......................................               (1,887)          (324,765)
                                                                              ---------------     --------------
Minority interests:
  Minority interest in subsidiaries income .............................              170,019            155,395
  Equity in loss (income) from unconsolidated subsidiary ...............               30,359            (29,509)
                                                                              ---------------     --------------
    Total minority interest ............................................              200,378            125,886
                                                                              ---------------     --------------
Income before provision for income taxes ...............................              325,008            565,793
Provision for income taxes .............................................              157,800            215,000
                                                                              ---------------     --------------
Net income .............................................................      $       167,208     $      350,793
                                                                              ===============     ==============
Net income per share:

    Basic ..............................................................      $           .04     $          .08
                                                                              ===============     ==============
    Diluted ............................................................      $           .04     $          .08
                                                                              ===============     ==============

Number of shares used in the computation of earnings per share:

    Basic ..............................................................            3,954,553          4,273,220
                                                                              ===============     ==============
    Diluted ............................................................            3,954,553          4,281,932
                                                                              ===============     ==============

                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Common Stock                                 Accumulated
                                 -------------------- Additional                    Other
                                  Number of            paid-in    Accumulated   Comprehensive     Treasury
                                   shares     Amount   capital     earnings      income (loss)     Stock             Total
                                 ----------  -------- ----------- -----------  --------------- ---------------  ----------------

Balance at December 31, 2001      4,111,220  $ 22,971 $19,646,388 $16,050,251  $        32,756 $   (11,162,849) $     24,589,517

Net income                              ---       ---         ---     167,208              ---             ---           167,208

Other comprehensive income:
    Unrealized loss on foreign
    currency translation, net           ---       ---         ---         ---          (29,717)            ---           (29,717)
                                                                                                                ----------------

Total comprehensive income                                                                                               137,491
                                                                                                                ----------------

Treasury stock repurchased         (180,000)      ---         ---         ---              ---        (819,750)         (819,750)
                                 ----------  -------- ----------- -----------  --------------- ---------------  ----------------

Balance at March 31, 2002
(Unaudited)                       3,931,220  $ 22.971 $19,646,388 $16,217,459  $         3,039 $   (11,982,599)  $    23,907,258
                                 ==========  ======== =========== ===========  =============== ===============  ================


                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                       2002                 2001
                                                                ------------------    ------------------

Cash flows from operating activities:

   Net income ................................................. $          167,208    $          350,793
  Adjustments to reconcile net income to net
   cash provided by operating activities:
        Depreciation and amortization .........................            433,876               554,900
        Provision for doubtful accounts .......................             60,000                30,000
        Provision for inventory obsolescence ..................             42,000                42,000
        Gain on sale of long-term investments .................                ---              (358,108)
        Minority interest in partnerships .....................            170,019               155,395
        Minority loss (equity) in unconsolidated subsidiary ...             30,359               (29,509)
        Changes in assets and liabilities:
           Accounts receivable ................................            122,995               (59,496)
           Inventories ........................................            667,608              (120,582)
           Prepaid expenses and other current assets ..........            (37,721)              154,198
           Accounts payable and accrued expenses ..............           (155,637)              176,290
           Accrued payroll expenses ...........................            (24,571)              (53,971)
           Accrued income taxes ...............................                ---               168,674
           Deferred revenue ...................................            111,109               (57,993)
           Customer deposits ..................................           (336,948)              285,267
           Other, net .........................................            (29,721)               18,602
                                                                ------------------    ------------------

           Net cash provided by operating activities ..........          1,220,576             1,256,460
                                                                ------------------    ------------------

Cash flows from investing activities:
   Purchase of short-term investments .........................         (1,169,251)           (3,333,231)
   Proceeds from sales of short-term investments ..............          1,139,288             4,150,973
   Proceeds from sale of long-term investments ................                ---               358,108
   Investment in sales type lease .............................             (7,860)                  ---
   Distribution of minority interest ..........................           (188,000)             (180,000)
   Purchase of property and equipment, net ....................           (635,514)             (646,191)
                                                                ------------------    ------------------

           Net cash provided by investing activities ..........           (861,337)              349,659
                                                                ------------------    ------------------

Cash flows from financing activities:
   Purchase of treasury stock .................................           (819,750)             (506,037)
   Deferral of rent payments ..................................                850                 2,705
   Loan payments ..............................................             (3,985)               (6,726)
                                                                ------------------    ------------------

           Net cash used in financing activities ..............           (822,885)             (510,058)
                                                                ------------------    ------------------

Net increase (decrease) in cash and cash equivalents ..........           (463,646)            1,096,061
Cash and equivalents at beginning of period ...................          1,928,731               945,610
                                                                ------------------    ------------------
Cash and equivalents at end of period ......................... $        1,465,085   $         2,041,671
                                                                ==================   ===================

Supplemental cash flow disclosures:
           Cash paid during the period for:
           Income taxes ....................................... $            6,288   $            59,847
                                                                ==================   ===================



                             See accompanying notes.

                          MEDSTONE INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

A.       Basis of presentation

         The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

         In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 2002 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.       Accumulated Other Comprehensive (Loss)/Income:

The components of accumulated other comprehensive (loss)/income are as follows:

                                                           Currency
                                                          Translation
                                                           Adjustment
                                                        ----------------
             Balance at December 31, 2001               $         32,756
             Foreign currency translation adjustments            (29,717)
                                                        ----------------
             Balance at March 31, 2002                  $          3,039
                                                        ================


         The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

     The earnings associated with the Company's investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

     For the three months ended March 31, 2002, total comprehensive income was $137,491. For the three months ended March 31, 2001, total comprehensive income was $346,270.

C.   Business Segments

     The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

                                               Three Months Ended
                                      March 31, 2002          March 31, 2001
                                    -----------------       -----------------
                                      (Unaudited)              (Unaudited)
     Revenue:
       Equipment sales              $       1,896,443       $         353,181
       Fees for procedures,
        maintenance fees and
        fee-for-service                     4,337,435               4,510,773
                                    -----------------       -----------------
                                    $       6,233,878       $       4,863,954
                                    =================       =================

     Operating income (loss):
       Equipment sales              $        (139,942)      $           9,366
       Fees for procedures,
        maintenance fees and
        fee-for-service                       663,441                 357,548
                                    -----------------       -----------------
                                    $         523,499       $         366,914
                                    =================       =================

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

     The following table sets forth the computation of earnings per share:

                                                 Three Months Ended
                                           March 31,              March 31,
                                             2002                   2001
                                         ---------------     ----------------
                                           (Unaudited)          (Unaudited)

Numerator: Net income                   $      167,208          $     350,793
                                        ==============          =============
Denominator for weighted
   average shares outstanding                3,954,553              4,273,220
                                        --------------          -------------
Basic earnings per share                $          .04          $         .08
                                        ==============          =============
Effect of dilutive securities:
   Weighted average shares
     outstanding                             3,954,553              4,273,220
Stock options                                      ---                  8,712
                                        --------------          -------------
Denominator for diluted earnings
   per share                                 3,954,553              4,281,932
                                        ==============          =============
Diluted earnings per share              $          .04          $         .08
                                        ==============          =============


     Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            March 31,        December 31,
                                              2002              2001
                                      ----------------    ----------------
                                         (Unaudited)

               Raw materials          $      3,852,940    $      3,888,640
               Work in process                 520,823             231,175
               Finished goods                1,052,957           1,983,236
                                      ----------------    ----------------
                                      $      5,426,721    $      6,103,051
                                      ================    ================
F.   Contingencies

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

G.        Stock Repurchase Plan

         In the first quarter of 2002 the Company purchased a total of 180,000 shares at an aggregate cost of $819,750 under the Company's current Stock Repurchase Plan. To date under all of the Company's stock repurchase plans a total of 1,811,450 shares have been repurchased at a total cost of $11,982,599.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

          These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

         The Company recognized total revenue of $6.3 million in the first quarter of 2002 compared to $5.0 million in the first quarter of 2001, or a 26% increase. Revenues from procedures, maintenance and management fees decreased from $4.5 million in the three months ended March 31, 2001 to $4.3 million in the three months ended March 31, 2002 due to lower average per patient charges on the Company's fee-for-service equipment on a lower patient count. Also decreasing were the spares revenues as a lower number of shipments occurred in the current year compared to the same period of the prior year. Partially offsetting these decreases were increased maintenance revenues as the number of site under maintenance contracts increased in the current year when compared to the same period of the prior year. Equipment revenues increased to $1.9 million in the quarter ending March 31, 2002 from $.353 million in the comparable quarter of the prior year, or a 437% increase. The Company shipped three lithotripsy systems in the quarter ending March 31, 2002 compared to no systems in the each same period in the prior year. The Company also realized revenue on three UroPro urology systems in the current year with no comparable activity in the prior period due to the introduction of this product line in late 2001. The number of patient handling tables shipped in each period remained constant at 16 units, but the product mix changed and resulted in slightly lower revenue in the current year when compared to the prior year. Interest income decreased by 42% in the first quarter of 2002 when compared to the same period of the prior year due to a significant decline in investment yields and no significant change in the average invested balance.

         Recurring revenue cost of sales decreased to 56% of sales in the quarter ended March 31, 2002 compared to 62% in the same quarter of the prior year. This is due to lower depreciation and equipment rental expenses as the fee-for-service revenue stream incorporates more fixed site fee-for-service units and older mobile vans are fully depreciated. Cost of sales on equipment sales decreased to 78% of sales in the three months ended March 31, 2002 compared to 99% of sales in the same period of 2001. This decrease is due to a significantly higher equipment sales activity with a negligible increase in costs of production. Overall cost of sales, as a percentage of revenue (excluding interest), decreased to 63% in the first quarter of 2002 compared to 65% in the first quarter of 2001.

         Research and development costs remained constant at $261,000 in the first quarter of 2001 when compared to the first quarter of 2001 due to decreased development costs for the UroPro offset by higher consulting expenses for the ultrasound application for the lithotripsy equipment.

         Selling costs increased to $812,000 in the first quarter of 2002 compared to $531,000 in the same period of the prior year, a change of $282,000 or 53% due to higher payroll expenses for added sales staff, increased bad debt expense and higher commission expenses.

         General and administrative expenses increased by $153,000 or 23% in the three months ended March 31, 2002 compared to the same period in the prior year due to higher legal and consulting expenses.

         Gain on sale of investments was $0 in the quarter ending March 31, 2002 compared to $350,000 in the three months ended March 31, 2001. The Company had no further sales of Cardiac Science, Inc. common stock in the current year, whereas the Company sold 73,000 shares of Cardiac Science in the same period of 2001. The net book value of the shares was $0.

         Total minority interest increased to $200,000 in the three months ended March 31, 2002 compared to $126,000 in the same period of the prior year due to lower profits in the Northern Nevada and Southern Idaho operations and recognition of the Company's portion of operating losses in Arcoma AB operations in 2002 compared to income from operations for Medicredit.com, Inc. in 2001.

         Provision for income taxes for the first quarter of 2002 decreased by $57,000 as a result of lower taxable income in the current year when compared to the same period of 2001.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2002, the Company had cash and short-term investments of approximately $6.1 million. These funds were generated from continuing operating activities.

         As of March 31, 2002, the Company held 95,000 shares of Genstar Therapeutics Corp. common stock. The Company will continue to liquidate its holdings in these companies as markets allow.

         As of May 1, 2002, the Company's holdings of Genstar Therapeutics Corp. (95,000 shares) has an approximate market value of $74,000.

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



                                       MEDSTONE INTERNATIONAL, INC.
                                       ----------------------------
                                          A Delaware corporation


     Date: May 14, 2002
                                       /s/ Mark Selawski
                                       --------------------------
                                       Mark Selawski
                                       Chief Financial Officer
                                       (Principal financial and
                                       accounting officer)