Form 10-Q
period 2002-06-30
MEDSTONE INTERNATIONAL INC/
filed 2002-08-14
CIK 819939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

Commission file number 0-16752

MEDSTONE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	66-0439440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Columbia, Suite 100, Aliso Viejo, California	92656-4114
(Address of principal executive offices)	(Zip Code)

(949) 448-7700
Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of the Common Stock of the registrant outstanding as of August 9, 2002 was 3,810,020.

MEDSTONE INTERNATIONAL, INC.

INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,631,785	$1,928,731
Short-term investments held to maturity	4,623,167	4,570,420
Accounts receivable, less allowance for doubtful accounts of $797,084 and $804,646 at June 30, 2002 and December 31, 2001, respectively	3,869,472	4,013,781
Inventories, less allowance for inventory obsolescence of $624,417 and $540,417 at June 30, 2002 and December 31, 2001, respectively	5,812,217	6,296,069
Deferred tax assets	2,160,695	2,160,695
Prepaid expenses and other current assets	562,629	541,194

Total current assets	18,659,965	19,510,890
Buildings, property and equipment, at cost:
Building	359,324	359,324
Lithotripters	13,494,459	13,163,285
Equipment	2,346,945	2,048,582
Furniture and fixtures	1,001,173	961,776
Leasehold improvements	175,032	171,177

	17,376,933	16,704,144
Less accumulated depreciation and amortization	(12,827,449	(12,041,254)

Net property and equipment	4,549,484	4,662,890

Goodwill, net	3,193,509	3,205,251
Investment in unconsolidated subsidiaries	879,133	909,492
Net investment in sale-type lease	263,830	224,731
Other assets, net	111,651	117,006

	$27,657,572	$28,630,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232,189	$1,087,594
Accrued expenses	268,767	345,075
Accrued income taxes	—	—
Accrued payroll expenses	395,514	313,472
Customer deposits	106,180	364,048
Deferred revenue	677,528	783,948

Total current liabilities	2,680,178	2,894,137
Deferred tax liabilities	562,534	562,534
Minority interest	404,177	497,647
Deferred rent	88,125	86,425
Stockholders’ equity:
Common stock—$.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both June 30, 2002 and December 31, 2001	22,971	22,971
Additional paid-in capital	19,646,388	19,646,388
Accumulated earnings	16,298,734	16,050,251
Accumulated other comprehensive income/(loss)	(12,634)	32,756
Treasury stock, at cost, 1,822,650 and 1,631,450 shares at June 30, 2002 and December 31, 2001, respectively	(12,032,901)	(11,162,849)

Total stockholders’ equity	23,922,558	24,589,517

	$27,657,572	$28,630,260

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Procedures, maintenance fees and fee-for service	$4,312,088	$4,719,194	$8,649,523	$9,229,967
Net equipment sales	1,639,249	744,678	3,535,692	1,097,859
Interest income	79,521	116,071	161,644	257,957

Total revenues	6,030,858	5,579,943	12,346,859	10,585,783
Costs and expenses:
Costs of procedures and maintenance fees	2,611,460	2,677,076	5,038,409	5,510,106
Cost of equipment sales	1,194,027	671,539	2,668,936	1,021,827
Research and development	313,971	299,147	574,910	560,104
Selling	794,030	713,029	1,606,245	1,243,651
General and administrative	833,731	648,276	1,651,221	1,312,305

Total costs and operating expenses	5,747,219	5,009,067	11,539,721	9,647,993

Operating income	283,639	570,876	807,138	937,790
Other expense (income):
Gain on sale of investments	—	(69,497)	—	(427,605)
Other expense	4,153	19,033	2,266	52,376

Total other expenses (income)	4,153	(50,464)	2,266	(375,229)

Minority interests:
Minority interest in subsidiaries income	160,511	179,564	330,530	334,959
Equity in income from unconsolidated subsidiary	—	(7,656)	30,359	(37,165)

Total minority interest	160,511	171,908	360,889	297,794

Income before provision for income taxes	118,975	449,432	443,983	1,015,225
Provision for income taxes	37,700	219,651	195,500	434,651

Net income	$81,275	$229,781	$248,483	$580,574

Earnings per share:
Basic	$.02	$.05	$.06	$.14

Diluted	$.02	$.05	$.06	$.14

Number of shares used in the computation of earnings per share:
Basic	3,923,753	4,198,220	3,939,154	4,235,720

Diluted	3,927,685	4,198,609	3,940,437	4,240,728

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total
	Number of shares	Amount
Balance at December 31, 2001	4,111,220	$22,971	$19,646,388	$16,050,251	$32,756	$(11,162,849)	$24,589,517
Net income	—	—	—	248,483	—	—	248,483
Other comprehensive income:
Unrealized loss on foreign currency translation, net	—	—	—	—	(45,390)	—	(45,390)

Total comprehensive income							203,093

Treasury stock repurchased	(191,200)	—	—	—	—	(870,052)	(870,052)

Balance at June 30, 2002 (Unaudited)	3,920,020	$22,971	$19,646,388	$16,298,734	$(12,634)	$(12,032,901)	$23,922,558

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$248,483	$580,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	890,172	1,080,129
Provision for doubtful accounts	120,000	110,000
Provision for inventory obsolescence	84,000	84,000
Gain on sale of long-term investments	—	(427,605)
Minority interest in partnerships	330,530	334,959
Minority equity in consolidated subsidiary	30,359	(37,165)
Changes in assets and liabilities:
Accounts receivable	103,212	(194,971)
Inventories	240,112	(110,672)
Prepaid expenses and other current assets	28,163	8,078
Accounts payable and accrued expenses	72,871	(137,826)
Accrued payroll expenses	82,042	(76,642)
Accrued income taxes	—	72,028
Deferred revenue	(106,420)	(119,859)
Customer deposits	(257,868)	308,367
Other, net	(26,248)	(15,308)

Net cash provided by operating activities	1,839,408	1,458,087

Cash flows from investing activities:
Purchase of short-term investments	(2,328,167)	(5,602,921)
Proceeds from sales of short-term investments	2,275,420	6,340,681
Investment in sales type lease	(7,860)	—
Proceeds from sale of long-term investments	—	427,605
Distribution of minority interest	(424,000)	(348,000)
Purchase of property and equipment, net	(778,811)	(830,138)

Net cash provided by (used in) investing activities	(1,263,418)	(12,773)

Cash flows from financing activities:
Purchase of treasury stock	(870,052)	(650,506)
Deferral of rent payments	1,700	5,409
Loan payments	(4,584)	(8,631)

Net cash used in financing activities	(872,936)	(653,728)

Net increase in cash and equivalents	(296,946)	791,586
Cash and equivalents at beginning of period	1,928,731	945,610

Cash and equivalents at end of period	$1,631,785	$1,737,196

Supplemental cash flow disclosures:
Cash paid during the period for:
Income taxes	$37,528	$396,452

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

A.    Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 2002 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.    Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

Currency Translation Adjustment
Balance at December 31, 2001	$32,756
Foreign currency translation adjustments	(45,390)

Balance at June 30, 2002	$(12,634)

The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

The earnings associated with the Company’s investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

For the three months ended June 30, 2002 and 2001, total comprehensive income was $65,602 and $220,482, respectively, For the six months ended June 30, 2002 and 2001, total comprehensive income was $203,093 and $566,752, respectively.

C.    Business Segments

The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue:
Equipment sales	$1,639,249	$744,678	$3,535,692	$1,097,859
Fees for procedures, maintenance and management	4,312,088	4,719,194	8,649,523	9,229,967

	$5,951,337	$5,463,872	$12,185,215	$10,327,826

Operating income (loss):
Equipment sales	$109,059	$(35,918)	$(30,885)	$(123,691)
Fees for procedures, maintenance and management	174,580	606,794	838,023	1,061,481

	$283,639	$570,876	$807,138	$937,790

D.    Per share information

Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator: Net income	$81,275	$229,781	$248,483	$580,574

Denominator for weighted average shares outstanding	3,923,753	4,198,220	3,939,154	4,235,720

Basic earnings per share	$.02	$.05	$.06	$.14

Effect of dilutive securities:
Weighted average shares outstanding	3,923,753	4,198,220	3,939,154	4,235,720
Stock options	3,932	389	1,283	5,008

Denominator for diluted earnings per share	3,927,685	4,198,609	3,940,437	4,240,728

Diluted earnings per share	$.02	$.05	$.06	$.14

Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.    Inventories

At June 30, 2002 and December 31, 2001, inventories consisted of the following:

	June 31, 2002	December 31, 2001
Raw materials	$4,382,952	$4,567,799
Work in process	313,930	363,768
Finished goods	1,115,335	1,364,502

	$5,812,217	$6,296,069

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

G.    Stock Repurchase Plan

In the second quarter of 2002 the Company purchased a total of 11,200 shares at an aggregate cost of $50,302, under the Company’s latest Stock Repurchase Plan. Under all of the Company’s stock repurchase plans a total of 1,822,650 shares have been repurchased at a total cost of $12,032,901.

H.    Subsequent Events

Through August 7, 2002, the Company purchased 110,000 shares of its Common Stock for a cost of $501,600 under its current Stock Repurchase Program.

I.    Goodwill

As required by Financial Accounting Standards Board pronouncement No. 142, “Goodwill and Other Intangible Assets”, the Company has performed the first of the required impairment tests for goodwill. Based on the results of that test, the Company has determined that goodwill was not impaired at January 1, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

•	The first-in, first-out (FIFO) method to value a majority of our inventories; and

•	The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

•	We record an allowance for credit losses based on estimates of customers’ ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Consolidated Operations

General

Medstone manufactures, markets and maintains lithotripters, and continues to expand its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis. The lithotripters manufactured by Medstone are approved to treat both kidney stones and gallstones. The Company is also marketing a urology imaging and treatment table, used for various urological functions, mobile urology and patient handling tables to serve the mobile treatment market and various radiology room equipment, capitalizing on the relationships that the Company has with radiology equipment manufacturers. To date, the Company’s consolidated revenues have come primarily from Medstone’s lithotripsy business.

As a manufacturer of medical devices, the Company is vertically integrated by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 14 mobile systems, one fixed site and 26 transmobile lithotripters located throughout the United States on a per procedure basis. With the ability to offer quality equipment at reasonable prices, Medstone intends to continue the growth of this manufacturer direct business.

Results of Operations

Three Months ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company recognized total revenue of $6.0 million in the second quarter of 2002 compared to $5.6 million in the second quarter of 2001, or an 8% increase. Revenues from procedures, maintenance and management fees decreased from $4.7 million in the three months ended June 30, 2001 to $4.3 million in the three months ended June 30, 2002 due to both lower average per patient charges on the Company’s fee-for-service equipment and lower patient count. Also decreasing were spares revenues as there were lower shipments for both domestic and foreign customers in the current year when compared to the same period of the prior year. Partially offsetting these decreases were the revenues from maintenance contracts as the number of contracts increased due to additional equipment sales and customer selecting factory maintenance contracts. Equipment revenues increased to $1.64 million in the quarter ending June 30, 2002 from $.74 million in the comparable quarter of the prior year, or a 120% increase. The Company shipped three lithotripsy systems, one urology table and 26 various patient handling tables in the 3 months ended June 30, 2002 compared to one lithotripsy system and 30 various patient handling tables shipped in the same period of 2001.

Interest income decreased by 31% in the second quarter of 2002 when compared to the same period of the prior year due to a significant decline in investment yields and a slight decline in the average invested balance.

Recurring revenue cost of sales increased to 61% of sales in the quarter ended June 30, 2002 compared to 57% in the same quarter of the prior year. This is due to slightly lower depreciation and equipment rental expense in the fee-for-service revenue stream offset by a significant decline in the revenue per patient. Cost of sales on equipment sales decreased to 73% of sales in the three months ended June 30, 2002 compared to 90% of sales in the same period of 2001. This decrease is due to lower costs associated with an increase in volume of system shipments. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 64% in the second quarter of 2002 compared to 61% in the second quarter of 2001.

Research and development costs increased to $314,000 in the second quarter of 2002 compared to $299,000 in the second quarter of 2001 or an increase of 5% due to additional consulting expenses for development of new applications for our existing equipment.

Selling costs increased to $794,000 in the second quarter of 2002 compared to $713,000 in the same period of the prior year, a change of $81,000 or 11% due to higher payroll expenses for added radiology sales staff and increased commission expense on higher sales revenue.

General and administrative expenses increased by $185,000 or 29% in the three months ended June 30, 2002 compared to the same period in the prior year due to higher consulting and legal expenses.

Gain on sale of investments decreased to $0 in the quarter ending June 30, 2002 compared to $69,000 in the three months ended June 30, 2001. The Company did not sell any investments in the current year, whereas the Company sold 28,000 shares of Cardiac Science in the same period of 2001.

Total minority interest expense decreased to $161,000 in the three months ended June 30, 2002 compared to $172,000 in the same period of the prior year due to lower profits in the Northern Nevada and Southern Idaho operations.

Provision for income taxes for the second quarter of 2002 decreased by $182,000 as a result of lower taxable income in the current year when compared to the same period of 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company recorded total revenue of $12.3 million in the first six months of 2002 or a 17% increase compared to $10.6 million in the corresponding period of 2001. Revenues from procedures, maintenance and management fees decreased by $580,000, or 6%, due to lower average reimbursement per patient even as total patient count increased by 6% in the current year, to over 14,650 patients. Spares revenue also decreased in the current year compared to the same period in the prior year. Equipment revenue increased by $2,437,000, or 222%, as unit shipments increased significantly in the six months ended June 30, 2002 compared to the same period of 2001. Six lithotripsy systems were shipped in the current year compared to one unit in the prior year. Four urology systems were shipped in the six months ended June 30, 2002 with no comparable revenue in the prior year. Offsetting some of the increase in unit shipments is a slight decline in the Company’s imaging tables, as the Company has shipped 42 various types of tables in 2002 compared to 47 units sold in the corresponding period of 2001.

Interest income decreased by 37% for the first six months of 2002 when compared to the same period of the prior year as significantly lower interest yields were earned on a slightly lower average invested balance.

Procedure, maintenance and management fee cost of sales decreased to 58% in the six months ended June 30, 2002 compared to 60% in the same period of the prior year as costs decreased in the fee-for-service program due to lower depreciation and equipment rental costs. Cost of sales on equipment sales decreased to 75% of revenue in the first six months of 2002 compared to 93% of revenue in the first six months of 2001 due to a higher number of lithotripsy units sold, which have higher profit margins compared to imaging tables. Overall cost of sales, as a percentage of revenue (excluding interest), remained constant at 63% in both the first six months of 2002 and the same period of 2001.

Research and development costs increased by $15,000, or 3% in the first six months of 2002 when compared to the same period of 2001 as the Company is developing new project applications.

Selling costs increased by 29%, or $363,000, in the first six months of 2002 compared to the same period of 2001 due to higher payroll for expanded imaging sales efforts, increased commission expense on higher revenues and services related to the biliary marketing efforts.

General and administrative expenses increased by 26%, or $339,000, in the six months ended June 30, 2002 compared to the first six months of 2001 due to higher consulting and legal expenses.

Gain on sale of investments was $428,000 in the six months ended June 30,2001 with no comparable amount in the six months ended June 30, 2002. The Company did not sell any investments in the current year, whereas the Company sold 101,000 shares of Cardiac Science in the same period of the prior year.

Minority interest increased by 21% in the six months ended June 30, 2002 when compared to the same period of the prior year due to recognition of the Company’s portion of the losses of Arcoma AB in the current year compared to recognition of equity earnings from Medicredit.com, Inc. in the six months ended June 30, 2001.

Provision for income taxes decreased to $196,000 in the first six months of 2002 compared to $435,000 for the same period of 2001 as a result of lower taxable income in the current year.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and short-term investments of approximately $6.3 million. These funds were generated from continuing operating activities and from the Company’s initial public offering in June 1988.

The Company’s long-term capital expenditure requirements will depend on numerous factors, including the progress of the Company’s research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the costs of acquisitions and/or new revenue opportunities, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements, and the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 2002.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objections, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth; (iii) the Company’s businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company’s markets and other changes could adversely affect the Company’s plans and results of operations; and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

MEDSTONE INTERNATIONAL, INC.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Previously reported.

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of the Company was held on June 28, 2002.

(b)
The election of five board of directors of the Company was held. The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

Name	For	Withheld
David V. Radlinski	2,291,968	761,359
Frank R. Pope	2,304,768	748,559
Jack Olshansky	2,297,437	755,890
Michael C. Tibbitts	2,306,622	746,359
David A. Reed	2,306,968	746,705

The ratification of the appointment of Moss Adams LLP as independent accountants of the Company for the year ending December 31, 2002.

For	2,454,726
Against	259,409
Abstain	339,192

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

99.1	Certification of the Chairman and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDSTONE INTERNATIONAL, INC. A Delaware corporation

Date: August 13, 2002	By:	/s/ MARK SELAWSKI
Mark Selawski Chief Financial Officer (Principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Document Description

99.1	Certification of Chairman and Chief Executive Officer

99.2	Certification of Chief Financial Officer