Form 10-Q
period 2002-09-30
MEDSTONE INTERNATIONAL INC/
filed 2002-11-12
CIK 819939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number   0-16752

MEDSTONE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	66-0439440

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Columbia, Suite 100, Aliso Viejo, California	92656

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 448-7700

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

The number of shares of the Common Stock of the registrant outstanding as of November 11, 2002 was 3,758,220.

MEDSTONE INTERNATIONAL, INC.

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,739,324	$1,928,731
Short-term investments held to maturity	4,305,503	4,570,420
Accounts receivable, less allowance for doubtful accounts of $840,220 and $804,646 at September 30, 2002 and December 31, 2001, respectively	3,945,773	4,013,781
Inventories, less allowance for inventory obsolescence of $440,712 and $540,417 at September 30, 2002 and December 31, 2001, respectively	6,064,828	6,296,069
Deferred tax assets	2,160,695	2,160,695
Prepaid expenses and other current assets	474,025	541,194

Total current assets	18,690,148	19,510,890
Buildings, property and equipment, at cost:
Building	359,324	359,324
Lithotripters	13,569,744	13,163,285
Equipment	2,368,810	2,048,582
Furniture and fixtures	999,452	961,776
Leasehold improvements	175,032	171,177

	17,472,362	16,704,144
Less accumulated depreciation and amortization	(13,236,592)	(12,041,254)

Net property and equipment	4,235,770	4,662,890

Goodwill, net	3,187,708	3,205,251
Investment in unconsolidated subsidiaries	879,133	909,492
Net investment in sale-type lease	217,488	224,731
Other assets, net	102,096	117,006

	$27,312,343	$28,630,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,166,488	$1,087,594
Accrued expenses	228,628	345,075
Accrued income taxes	211,102	—
Accrued payroll expenses	435,596	313,472
Customer deposits	80,912	364,048
Deferred revenue	679,736	783,948

Total current liabilities	2,802,462	2,894,137
Deferred tax liabilities	562,534	562,534
Minority interest	469,727	497,647
Deferred rent	86,091	86,425
Stockholders’ equity:
Common stock - $.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both September 30, 2002 and December 31, 2001	22,971	22,971
Additional paid-in capital	19,646,388	19,646,388
Accumulated earnings	16,525,815	16,050,251
Accumulated other comprehensive income/(loss)	(37,936)	32,756
Treasury stock, at cost, 1,984,450 and 1,631,450 shares at September 30, 2002 and December 31, 2001, respectively	(12,765,709)	(11,162,849)

Total stockholders’ equity	23,391,529	24,589,517

	$27,312,343	$28,630,260

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Procedures, maintenance fees and fee-for service	$4,600,563	$4,816,951	$13,278,084	$14,076,918
Net equipment sales	1,271,401	1,066,443	4,779,095	2,134,302
Interest income	84,862	104,139	246,506	362,096

Total revenues	5,956,826	5,987,533	18,303,685	16,573,316
Costs and expenses:
Costs of procedures and maintenance fees	2,604,139	2,928,207	7,642,548	8,438,313
Cost of equipment sales	837,740	683,820	3,506,676	1,705,647
Research and development	360,304	319,631	935,214	879,735
Selling	702,431	681,465	2,308,676	1,925,116
General and administrative	708,839	591,478	2,360,060	1,903,783

Total costs and operating expenses	5,213,453	5,204,601	16,753,174	14,852,594

Operating income	743,373	782,932	1,550,511	1,720,722
Other expense (income):
Gain on sale of investments	—	(200,169)	—	(627,774)
Other expense	22,942	47,255	25,208	99,631

Total other expense (income):	22,942	(152,914)	25,208	(528,143)
Minority interests:
Minority interest in subsidiaries income	191,550	229,485	522,080	564,444
Equity in (income)/loss from unconsolidated subsidiaries	—	186,179	30,359	149,014

Total minority interest	191,550	415,664	552,439	713,458

Income before provision for income taxes	528,881	520,182	972,864	1,535,407
Provision for income taxes	301,800	205,129	497,300	639,780

Net income	$227,081	$315,053	$475,564	$895,627

Earnings per share:
Basic	$.06	$.08	$.12	$.21

Diluted	$.06	$.08	$.12	$.21

Number of shares used in the computation of earnings per share:
Basic	3,812,153	4,198,220	3,896,819	4,223,220

Diluted	3,812,153	4,198,220	3,896,850	4,226,971

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated earnings	Accumulated Other Comprehensive income (loss)	Stock	Treasury Total

	Number of shares	Amount

Balance at December 31, 2001	4,111,220	$22,971	$19,646,388	$16,050,251	$32,756	$(11,162,849)	$24,589,517
Net income	—	—	—	475,564	—	—	475,564
Other comprehensive income:
Unrealized loss on foreign currency translation, net	—	—	—	—	(70,692)	—	(70,692)

Total comprehensive income							404,872

Treasury stock repurchased	(353,000)	—	—	—	—	(1,602,860)	(1,602,860)

Balance at September 30, 2002 (Unaudited)	3,758,220	$22,971	$19,646,388	$16,525,815	$(37,936)	$(12,765,709)	$23,391,529

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$475,564	$895,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,356,731	1,569,241
Provision for doubtful accounts	165,000	215,000
Provision for inventory obsolescence	126,000	126,000
Gain on sale of long-term investments	—	(627,774)
Minority interest in partnership	522,080	564,444
Minority equity in unconsolidated subsidiaries	30,359	149,014
Changes in assets and liabilities:
Accounts receivable	28,253	(319,324)
Inventories	(54,499)	(575,131)
Prepaid expenses and other current assets	242,471	236,963
Accounts payable and accrued expenses	(30,053)	247,538
Accrued payroll expenses	122,124	(39,283)
Accrued income taxes	211,102	232,850
Deferred revenue	(104,212)	(44,783)
Customer deposits	(283,136)	309,289
Other, net	(37,747)	4,151

Net cash provided by operating activities	2,770,037	2,943,822

Cash flows from investing activities:
Purchase of short-term investments	(4,305,503)	(6,739,054)
Proceeds from sales of short-term investments	4,570,420	8,581,239
Net investment in sales type lease	(133,564)	(143,114)
Proceeds from sale of long-term investments	—	627,774
Distribution of minority interest	(550,000)	(496,000)
Investment in other entities	—	(1,000,000)
Purchase of property and equipment, net	(930,103)	(1,194,022)

Net cash used in investing activities	(1,348,750)	(363,177)

Cash flows from financing activities:
Purchase of treasury stock	(1,602,860)	(650,506)
Deferral of rent payments	(334)	6,878
Loan payments	(7,500)	(9,700)

Net cash used in financing activities	(1,610,694)	(653,328)

Net increase in cash and cash equivalents	(189,407)	1,927,317
Cash and cash equivalents at beginning of period	1,928,731	945,610

Cash and cash equivalents at end of period	$1,739,324	$2,872,927

Supplemental cash flow disclosures:
Cash paid during the period for:
Income taxes	$331,008	$442,086

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

September 30, 2002

A.     Basis of presentation

         The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company).  All significant intercompany transactions and accounts have been eliminated.

         In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 2002 and consolidated results of operations and cash flows for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.  Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

B.     Accumulated Other Comprehensive Loss

         The components of other comprehensive loss are as follows:

Currency Translation Adjustment

Balance at December 31, 2001	$32,756
Foreign currency translation adjustments	(70,692)

Balance at September 30, 2002	$(37,936)

         The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

         The earnings associated with the Company’s investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

         For the three months ended September 30, 2002 and 2001, total comprehensive income was $201,779 and $321,068, respectively, For the nine months ended September 30, 2002 and 2001, total comprehensive income was $404,872 and $887,820, respectively.

C.     Business Segments

         The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

	Three months ended September		Nine months ended September

	2002	2001	2002	2001

Revenue:
Equipment sales	$1,271,401	$1,066,443	$4,779,095	$2,134,302
Fees for procedures, maintenance and management	4,600,563	4,816,951	13,278,084	14,076,918

	$5,871,964	$5,883,394	$18,057,179	$16,211,220

Operating income (loss):
Equipment sales	$131,187	$94,547	$241,918	$(29,144)
Fees for procedures, maintenance and management	612,186	688,385	1,308,593	1,749,866

	$743,373	$782,932	$1,550,511	$1,720,722

D.     Per share information

         The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator: Net income	$227,081	$315,053	$475,564	$895,627

Denominator for weighted average shares outstanding	3,812,153	4,198,220	3,896,819	4,223,220

Basic earnings per share	$.06	$.08	$.12	$.21

Weighted average shares outstanding	3,812,153	4,198,220	3,896,819	4,223,220
Stock options	—	—	31	3,751

Denominator for diluted earnings per share	3,812,153	4,198,220	3,896,850	4,226,971

Diluted earnings per share	$.06	$.08	$.12	$.21

               Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method.  Fully diluted per share information is not presented for periods in which the effect is antidilutive.

E.     Inventories

               At September 30, 2002 and December 31, 2001, inventories consisted of the following:

	September 30, 2002	December 31, 2001

Raw materials	$4,465,482	$4,567,799
Work in process	305,563	363,768
Finished goods	1,293,783	1,364,502

	$6,064,828	$6,296,069

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

G.     Stock Repurchase Plan

               In the third quarter of 2002 the Company purchased a total of 161,800 shares at an aggregate cost of $732,808, completing the Company’s latest Stock Repurchase Plan.  Under all the Company’s stock repurchase plans a total of 1,984,450 shares have been repurchased at a total cost of $12,765,709. The Company currently has no further plans to repurchase common stock.

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

Results of Operations

Three Months ended September 30, 2002 Compared to Three Months Ended September 30, 2001

               The Company recognized total revenue of $5.96 million in the third quarter of 2002 compared to $5.99 million in the third quarter of 2001, less than a 1% decrease. Revenues from procedures, maintenance and management fees decreased from $4.82 million in the three months ended September 30, 2001 to $4.60 million in the three months ended September 30, 2002 due to lower average per patient charges on the Company’s fee-for-service equipment along with a slightly lower patient count.  Also decreasing were the revenues for procedure fees as pricing pressures continue to cause declines in the per-patient fees when compared to the prior year.  Partially offsetting these decreases were increased maintenance fees as both the number of units shipped and the number of units under maintenance contracts increased when compared to the same period of the prior year.  Equipment revenues increased to $1.27 million in the quarter ending September 30, 2002 from $ 1.07 million in the comparable quarter of the prior year, or a 19% increase.  The Company shipped two lithotripsy systems and one UroPro urology system in the three months ended September 30, 2002 compared to one lithotripsy system shipped in the same period of 2001.  The number of various patient handling tables shipped in the third quarter of each year remained constant.

               Interest income decreased by 19% in the third quarter of 2002 when compared to the same period of the prior year due to a continued low investment yields and a decrease of approximately $ .80 million in the average invested balance.

               Recurring revenue cost of sales decreased to 57% of sales in the quarter ended September 30, 2002 compared to 61% in the same quarter of the prior year.  This is due to the continued shift from mostly mobile van routes to a larger number of fixed site fee-for-service units and the resulting lower depreciation and equipment rental expenses. Operating costs for the remaining mobile vans continue to decline as van movements are less frequent and fixed costs have substantially declined.

               Cost of sales on equipment sales increased to 66% of sales in the three months ended September 30, 2002 compared to 64% of sales in the same period of 2001.  This increase is due to a higher cost of sales of UroPro urology tables when compared to the historical costs of lithotripsy equipment.  Lithotripsy equipment cost of sales increased slightly as average sales

prices decreased slightly.   Overall cost of sales, as a percentage of revenue (excluding interest), decreased to 59% in the third quarter of 2002 compared to 61% in the third quarter of 2001.

               Research and development costs increased to $360,000 in the third quarter of 2002 compared to $320,000 in the third quarter of 2001 or an increase of 13% due to development spending on new equipment projects and consulting expenses for enhancements of our existing equipment.

               Selling costs increased to $702,000 in the third quarter of 2002 compared to $681,000 in the same period of the prior year, a change of $21,000 or 3% due to higher payroll expenses for radiological sales staff and the related travel expenses.

               General and administrative expenses increased by $118,000 or 20% in the three months ended September 30, 2002 compared to the same period in the prior year due to higher consulting and outsides services related to the Company’s gallstone lithotripsy study.

               There was no Gain on sale of investments in the three months ended September 30, 2002 compared to approximately $200,000 in the quarter ending September 30, 2001.  The Company had sold the final 86,000 shares of its Cardiac Science, Inc. common stock in the prior year with no corresponding activity in the current year.

               Total minority interest expense decreased to $192,000 in the three months ended September 30, 2002 compared to $416,000 in the same period of the prior year.  This decrease was due to the prior years’ write down of the k.Biotech investment with only slightly lower profits in the Northern Nevada and Southern Idaho operations in the current year.

               Provision for income taxes for the third quarter of 2002 increased by $97,000 compared to the same period of 2001 as a result of higher domestic taxable income in the current year.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

               The Company recorded total revenue of $18.30 million in the first nine months of 2002 or a 10% increase compared to $16.57 million in the corresponding period of 2001.  Revenues from procedures, maintenance and management fees decreased by $799,000, or 6%, due to lower average reimbursement per patient and total patient count.  Partially offsetting this decrease was an increase in maintenance revenue in the current year compared to the same period in the prior year due to higher unit shipments and a greater number of units covered under maintenance contracts.  Offsetting the lower recurring revenue, equipment revenue increased by $2,643,000, or 124%, as lithotripter shipments increased from 2 in the nine months ended September 30, 2001 to 8 in the same period of 2002.  Also increasing was revenue related to the UroPro urology table which had no corresponding activity in 2001.  Activity in the various patient handling tables in the first nine months of 2002 was approximately even with the same period in 2001. Interest income decreased by 32% for the first nine months of 2002 when compared to the same period of the prior year as significantly lower interest yields were in effect for the first nine months of 2002 and the average invested balance was lower.

               Procedure, maintenance and management fee cost of sales decreased to 58% in the nine months ended September 30, 2002 compared to 60% in the same period of the prior year as costs decreased in the fee-for-service program due to a shift in equipment placements and the related lower depreciation and equipment rental costs.

               Cost of sales on equipment sales decreased to 73% of revenue in the first nine months of 2002 compared to 79% of revenue in the first nine months of 2002 due to higher lithotripsy equipment shipments and the corresponding higher profit margin.   Overall cost of sales, as a percentage of revenue (excluding interest), decreased slightly to 62% in the first nine months of 2002 compared to 63% in the first nine months of 2001.

               Research and development costs increased by $55,000, or 6% in the first nine months of 2002 when compared to the same period of 2001 as the Company developed the UroPro table in 2001 and is increasing spending on new project applications in 2002 and consulting expenses to develop enhancements on our existing equipment.

               Selling costs increased by 20%, or $384,000, in the first nine months of 2002 compared to the same period of 2001 due to higher payroll, travel and commissions relating higher staffing levels to achieve higher equipment sales.

               General and administrative expenses increased by 24%, or $456,000, in the nine months ended September 30, 2002 compared to the first nine months of 2001 due to higher consulting and advisory service expense for the gallstone study being conducted by the Company as a condition of the approval of the gallstone lithotripsy application.

               There was no Gain on sale of investments in the nine months ended September 30,2002 compared to  $628,000 in the nine months ended September 30, 2001.  In 2001, the Company sold a total of 187,000 shares of Cardiac Science common stock whereas there were no shares sold in 2002.

               Minority interest decreased by 23% in the nine months ended September 30, 2002 when compared to the same period of the prior year due to a slight decrease in profits in the partnership operations and recognition of a write down of the k.Biotech investment in 2001 with no corresponding expense in 2002.

               Provision for income taxes decreased to $497,000 in the first nine months of 2002 compared to $640,000 for the same period of 2001 as a result of lower taxable income in the current year.

Liquidity and Capital Resources

               At  September 30, 2001, the Company had cash and short-term investments of approximately $6.0 million.  These funds were generated from continuing operating activities.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

               The Company has no financial instruments which are subject to market risk.  Although the Company’s earnings and cash flows are subject to fluctuations due to changes in the interest rates on its investments, a hypothetical 10% adverse decrease in the interest rates would not have a material adverse effect on the results of operations because the majority of the Company’s investments are short-term treasury bills.  A 10% reduction in interest rates would reduce interest income by approximately $50,000 annually.  Due to the short period to maturity, the Company believes that the impact of a 10% reduction in interest rates would not have a material effect on the carrying value of its securities.

               The Company’s earnings and cash flows at Medstone International, Ltd., a Scottish subsidiary, are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in Medstone International, Ltd.’s functional currency, the British Pound.

Item 4.      Controls and Procedures

               Within the 90  day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule I 5d-1 4 (c). ] Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

MEDSTONE INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Previously reported.

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

10.31 Employment Agreement with Mark Selawski

10.32 Employment Agreement with Eva Novotny

(b) Reports on Form 8-K.
None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDSTONE INTERNATIONAL, INC.
A Delaware corporation

Date: November 11, 2002	/s/ MARK SELAWSKI

Mark Selawski Chief Financial Officer (Principal financial and accounting officer)

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of the Medstone International, Inc., (the “Company”) on Form 10-Q for the period ending September 30, 2002  as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David V. Radlinski, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ DAVID V. RADLINSKI

David V. Radlinski Chairman and Chief Executive Officer November 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of the Medstone International, Inc.,   (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark Selawski, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ MARK SELAWSKI

Mark Selawski Chief Financial Officer November 11, 2002

Medstone International, Inc.

CERTIFICATION

I, David V. Radlinski, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Medstone International, Inc., the registrant;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ DAVID V. RADLINSKI

David V. Radlinski Chairman and Chief Executive Officer

Medstone International, Inc.

CERTIFICATION

I, Mark Selawski, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Medstone International, Inc., the registrant;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ MARK SELAWSKI

Mark Selawski Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.31	Employment Agreement with Mark Selawski
10.32	Employment Agreement with Eva Novotny