Form 10-K
period 2002-12-31
MEDSTONE INTERNATIONAL INC/
filed 2003-03-31
CIK 819939

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form-K.  ☐

               The number of shares of the Common Stock of the registrant outstanding as of March 3, 2003 was 3,758,220.   The number of shares of voting and non-voting Common Stock held by non-affiliates on such date was 3,665,512 with an approximate aggregate market value of $11,399,742.

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

               The number of shares of the Common Stock of the registrant outstanding as of June 30,  2002 was 3,920,020.  The number of shares voting and non-voting Common Stock held by non-affiliates on such date was 3,827,312 with an approximate aggregate market value of $19,327,926.

PART I

Item 1.           BUSINESS

Introduction

               Medstone International, Inc., (the “Company” or “Medstone”), a Delaware corporation formed in October 1984, manufactures, markets and maintains lithotripters.  The Company sells its lithotripters and related supplies, and also makes them available for use by health care providers on a fee-for-service basis in both fixed and mobile settings. Medstone currently offers its lithotripsy products and services both in the United States and internationally.  Medstone has expanded its product offerings to include several other durable medical equipment products marketed to the urology market.  The Company’s consolidated revenues during fiscal 2002 came primarily from Medstone’s lithotripsy business.

Subsidiary Businesses and Spin-outs to Shareholders

               One continuing element of the Company’s strategic plan is the incubation, financing and staffing of   new medical businesses. If and when such a new business proves viable, the Company may determine to spin-out most of the subsidiary’s shares, creating a separate publicly-held company as dividends to the Company’s stockholders.

               The Company’s first spin out was Cardiac Science, Inc. (“Cardiac Science”) (trade symbol: DFIB), which occurred in 1991.  Cardiac Science designs, manufactures and sells a line of external defibrillation devices for the hospital cardiac care market.  During 2001, the Company sold its remaining holdings of Cardiac Science.

               In early 1996, the Company spun off two additional subsidiaries, Endocare, Inc. (“Endocare”) (trade symbol: ENDO) and Urogen Corp. (“Urogen”) (trade symbol: UROG), to the Company’s stockholders of record at December 29, 1995.  Endocare manufactures equipment and devices to treat urologic soft tissue diseases.  Urogen is a development stage biotechnology company currently developing gene therapy products for the treatment of hemophilia A and prostate cancer.  During 2001, Urogen changed its name to Genstar Therapeutics Corp. (“Genstar”) (trade symbol:GNT).  In September 2002, Genstar’s Board of Directors agreed to a merger with Vascular Genetics, a private biotech company.   Shareholders approved the merger and name change on February 4, 2003, with the combined company named  CorAutus Genetics, Inc. (“CorAutus”).  On February 5, 2003, the company  began trading under the symbol CAQ.  At March 3, 2003, when the market price of the CorAutus stock was $0.30 per share, the Company held 95,000 shares of CorAutus with a market value of approximately $28,500.

               In June 1996 the Company purchased, for $1.35 million cash, a 60% interest in Northern Nevada Lithotripsy Associates, LLC (“Northern Nevada”), an operator of lithotripsy services.   In March 1997, the Company purchased, for $2.3 million cash, a 60% interest in Southern Idaho Lithotripsy Associates, LLC (“Southern Idaho”), another operator of lithotripsy services.  At March  2002, the Company continued to own a majority  interest in each of  these companies. These companies’ revenues are derived from invoicing patients or insurers.

               United Physicians Resources, Inc. (“UPR”) was incorporated as a majority-owned subsidiary of the Company in June 1996, to expand the Company’s service orientation to the urologist practitioners.  UPR provides billing, practice management and consulting services as an additional service line once the initial physician relationship has been established.  At March 2002, the Company continued to own a majority interest in UPR.  UPR purchased the operations of Integrated Healthcare Systems, Inc. in July 1996 for $30,000.

               In September 1998, the Company was party to the formation of k.Biotech, an Indian biotechnology company.  k.Biotech is a development stage enterprise which has purchased license agreements for four compounds developed by the International Centre of Genetic Engineering and Biotechnology of the United Nations (“ICGEB”).  The four licensed ICGEB compounds, Hepatitis B Vaccine, Interferon, Erythropoietin and GCSF, may be marketed in ICGEG member countries, primarily in lower Asia and Africa.  k. Biotech is currently evaluating various funding options to be able to continue to the next step in its business plan.  The Company had invested a total of $325,000 in k.Biotech, giving the Company then a 21% ownership share. During 2001, the Company evaluated the financial position and business prospects of k. Biotech and recognized losses and  created an investment reserve against its investment equal to the $325,000 investment, effectively reducing the carrying value to $0.  (See Item 13. “Certain Relationships and Investments” and Note 3. “Acquisitions and Investments in Joint Ventures” and Note 9. “ Related Party Transactions” in the Notes to Consolidated Financial Statements.)

               In April 1999, a wholly-owned subsidiary of the Company, Medstone International, Ltd. (“Ltd”),  purchased certain assets of Creos Ltd., a former supplier of the Company, from its liquidator for $165,000 in cash.  Upon purchase, the subsidiary, located in Fife, Scotland, commenced manufacturing operations.

              In October 1999, Medstone International Ltd. purchased all outstanding shares of Zenith Medical Systems, Ltd. (“Zenith”),  a distributor of durable medical equipment located in Manchester, England,  for $870,000 in cash less  $284,000 of acquired cash, for a net cost of $586,000.

               In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com, Inc. (“MediCredit”) for $1 million in cash.  MediCredit, a California based company, funds and services loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare.  Along with the cash investment in MediCredit, the Company agreed to a subordinated line of credit of up to $2 million at prime rate.   During 2001, the Company reviewed the value of the investment and note and recorded reserves equivalent to the outstanding balances of each due to likelihood of repayment.  As of December 31, 2001, the net carrying value of both the investment and note were $0.  In December 2002, the Company  completed a sale of the 46% interest and $2 million note to a private partnership for $1 million in cash.  The Company no longer has any financial interest in Medicredit.  (See Item 13. “Certain Relationships and Investments” and Note 9. “Related Party Transactions” in the Notes to Consolidated Financial Statements.)

               In September 2001, the Company purchased, for $1 million cash common stock representing a 25% ownership position in Arcoma AB (“Arcoma”), a Swedish designer and manufacturer of medical imaging tables/devices.  Arcoma is a supplier to the Company for several tables that the Company currently markets and is currently providing contract development servicing on two products.  (See Item 13. “Certain Relationships and Investments” and Note 9. “Related Party Transactions” in the Notes to Consolidated Financial Statements.)

Products

Lithotripsy Equipment

               The Medstone STS and STS-T(C)  lithotripter systems (the “Systems”) are presently being used to treat kidney stones, without invasive surgery, in the U.S. and foreign locations. The Company received a pre-market approval (“PMA”) for the STS System from the U.S. Food and Drug Administration (“FDA”) in 1988 authorizing commercial use of the device for treating patients with kidney stones. A PMA supplement covering the STS-T(C)  System was approved by the FDA in 1998.

               In the STS System (“STS”), a series of shockwaves are created outside the patient’s body and focused to travel through water-based fluids until they enter the body and disintegrate the stone.  Each successive shockwave serves to further break apart the kidney stone into smaller particles until they are small enough to be passed in the patient’s urine.  A treatment typically requires 1200-1600 shockwaves in a procedure which lasts 45 to 60 minutes.

               In addition to the shockwave generator, the STS’s components include a customized X-ray table on which the patient lies horizontally with his or her kidney positioned above the shockwave generator, a computer, an X-ray system, an ultrasound system, and an electrocardiogram (“ECG”) monitor. The computer generates information regarding the treatment and monitors the patient’s condition.  The X-ray/ultrasound system produces images that are converted and analyzed by the computer and then used by the physician for proper positioning and to determine when the kidney stone has been sufficiently disintegrated to terminate the treatment.  The ECG monitor supplies the data that allows the computer to synchronize the shockwaves with phases of the patient’s heartbeat.

               The Company has developed and copyrighted all the software that controls the STS.  This software, an integral part of the system and therefore subject to review by regulatory agencies, is licensed for use on a per procedure basis.

               On September 6, 2000, the Company was notified by the FDA that its PMA application for treatment of gallstones with the STS,  in conjunction with the drug Actigall, was approved for commercialization.   This makes the STS the only dual-modality lithotripter, available for both kidney stone and gallstone treatments, available in the United States, thereby enhancing the equipment’s appeal to hospitals and surgery centers.

               The Medstone  STS-T(C) (“STS-T(C)”)  is a  transportable lithotripter for treatment of kidney stones.  The STS-T(C) contains components similar to the STS, except for the ultrasound unit, with all components built to be modular, allowing the STS-T(C) to be moved in and out of a hospital surgical suite.  This “in operating room” technology, the current industry direction,  allows hospitals and clinics to set up the lithotripter for patient treatment in existing surgical operating rooms and, once complete, the lithotripter can be moved to an equipment holding area or loaded on to a truck for transportation to another facility.  This transportability allows hospitals and clinics the flexibility of full-time access to a lithotripter without dedication of a surgical suite to a fixed unit installation.

               The STS-T(C) has been commercially distributed for treatment of kidney stones since the Company’s PMA supplement was approved by the FDA in 1998, with the C-Arm imaging option approved in 2001. The STS-T(C) currently has ETL, ISO 9001, private quality certifications, and EN46001 certifications, necessary for sales to European Union countries.

               The Company also has developed and manufactures its own disposable components for use with the  STS and STS-T(C).  Electrodes manufactured by the Company are used to produce electrical sparks in the shockwave generator part of the device.  A disposable coupling bag containing fluid for transmission of the shockwave is placed between the shockwave generator and the patient’s back or stomach during the treatment.  One complete set of the supplies is normally used in each patient procedure.

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

               The Company moves some of its fee-for-service Systems from place to place.  Treatments on the mobile  STS equipment take place in a self-contained mobile trailer and the STS-T(C) is moved from site to site in a small truck and moved into a facility’s operating room.   This allows small and mid-size facilities in wide ranging geographic locations to access on a part-time basis equipment and technology that otherwise would only be economically viable in larger population centers.  There are currently over 80 sites in the United States that are active sites on the Company’s mobile trailer and transmobile routes.

               Since 1999, the Company has also implemented  a business plan calling for the widespread  “permanent” distribution of  STS-T(C) Systems in fee-for-service arrangements.  The program gives the hospital, clinic or surgery center customers full-time access to the intuitive, easy to operate lithotripter and the convenience of a fee-for-service payment plan where fees are incurred only if the equipment is used.

               The fee-for-service procedures are currently provided by the Company using 14 STS Systems housed in mobile trailers, one STS System located at a fixed site and 27 STS-T(C) Systems which are located in “permanent” sites or moved to different locations in small trucks.

Urotables

                With its network of physicians and facilities that utilize lithotripsy products, the Company has begun using that same contact base to market a line of fixed and portable urological treatment tables.  These tables are used for various urological procedures, both as in-office devices for physicians and as in-facility devices in hospital or clinic settings.  The Company uses these tables for bundled sales of urological tables along with lithotripsy products, and also sells the tables as a stand-alone product.

               The Company’s entry in this market was achieved by $30,000 of development funding to the Swedish manufacturer, Arcoma AB, to develop the mobile urological treatment table. The product was successfully introduced in 1999 and the Company continues to improve this table for changing market demands.

               One of the Company’s flagship products, the UroPro, has been successfully introduced and is expected to become a significant portion of the Company’s revenue in the future.  This imaging table was also developed by Arcoma for a contract of $250,000 with a tomography option developed for $140,000 in 2001.  It has multi-plane movement for enhanced patient positioning capability and physician preference settings are programmable into a multifunction touch screen control panel which control all table, imaging and exposure functions.

X-Ray Generators

               Since commencing operations in 1999, Medstone International, Ltd. has manufactured  and marketed a family of compact, high frequency X-ray generators which are used in medical imaging.  The compact design allows installation in a very space-efficient manner.  Its modular design makes repairs  in the field time efficient as components can be replaced at the customer’s site.  Ltd. supplies the equipment used in the STS-T(C) imaging system and the Urotable.  The majority of its third party customers are in member countries of the European Union.

Patient Handling Tables

               Drawing from the Company’s relationships with the radiology market, the Company successfully introduced in 2000 a series of patient handling tables.  These portable, multi-position tables are used by pain management clinics for imaging and vascular studies in a cost- efficient office or clinic setting.  The tables can also be used as portable imaging tables without requiring  complete rooms strictly for imaging.  The Company currently offers several models of the tables, including fixed-height or multi-plane adjustable types.

Digital Detector Systems

               Expanding on its radiology market knowledge, the Company began development of a multi-plane digital x-ray system in 2002.  Called the Multi-Rad, this system uses flat plate digital technology to allow a single system to take digital x-rays in a standing or supine position thereby offering lower costs compared to the current digital imaging products in the market.  Arcoma assisted in the early-stage development of this product, for which the company paid consulting fees.  This product continues to be developed in 2003 and will be a major focus of the development expenses in 2003.

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

Gallstones and Treatment

               Gallstones are hard deposits, of which approximately 85% are cholesterol and approximately 15% are calcified, which form in the gallbladder and occasionally may migrate into the common bile duct.  Gallstones commonly grow to an inch or more in diameter and two or more stones may be present in the gallbladder and common bile duct at the same time.  As the stones grow over time, severe pain can result from inflammation of the gallbladder because of blockage of the natural flow of bile from the liver in and out of the gallbladder, from passage of stones through the common bile duct and from inflammation of the pancreas if the pancreatic duct is blocked.  The incidence of gallstones is almost three times greater in women than in men, increases with age and obesity, and is doubled in women who take estrogen and oral contraceptives as these agents increase the body’s secretion of cholesterol.

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

               Under the 2000 approval from the FDA, gallstone disease patients fitting certain criteria established in the Company’s gallstone PMA may be treated with non-surgical  shockwave lithotripsy using the Company’s STS and the drug Actigall.  The treatment is similar to the treatment described above for kidney stones. In the treatment for gallstones, ultrasound images are used to target the stone and the same type of high energy shock waves are used to fragment the stone.  The stone fragments are ejected from the gallbladder into  the digestive tract.

Markets

The Company’s current products and planned future products are targeted at the urology, radiology and imaging table markets.

               The Company’s most important current market is the kidney stone treatment market.  In the United States, it is estimated that over 1,500,000 persons per year suffer from kidney stones and an estimated 375,000 patients per year are hospitalized with a primary kidney stone.  Historically, approximately 200,000 of these patients have been treated with extra corporeal shockwave lithotripsy each year.  With an estimated installed base of 450 lithotripters in the United States, there are a sufficient number of lithotripters to respond to this market.

               Outside the United States the incidence of kidney stones varies from country to country.  The installed base of extra corporeal shockwave lithotripters is not as extensive as in the United States.  Medstone has sold systems into Japan, Egypt, Russia, Israel, Saudi Arabia, U.A.E., Hong Kong and China.

               The share of its markets that the Company will obtain will be dependent on successful development of new products, obtaining appropriate regulatory agency approvals, market acceptance of the products, the Company’s ability to market, the alternative sources of equivalent products and future developments.

               An estimated 25 million Americans have gallstones resulting in approximately 500,000 surgeries each year.  This compares to an estimated 1.5 million Americans with kidney stones resulting in approximately 200,000 extracorporeal shockwave lithotripsy procedures each year.  As approved by the FDA to date, the combination of Medstone’s lithotripter with a pharmaceutical dissolving agent indicated for use in treating certain types of gallstones -- symptomic, radiolucent, non-calcified gallstones less than 20 mm in maximum diameter in certain patients with a functioning gallbladder.

Production

               The Company’s Aliso Viejo, California facility, first occupied in 1994, is certified by the FDA under  its mandated Good Manufacturing Practices (“GMP”).  It also has  ISO 9001 and EN 46001 certifications to produce the STS-T(C).  The Company is planning on completion of  CE mark registration for the STS-T(C) in 2003 and has current CE mark registrations for  the portable urology and patient handling table product lines.  Ltd.’s plant in Scotland also has GMP certification from the FDA, along with CE mark, EN46001 and ISO 9001 certifications, for the  Company’s x-ray generator products.  The Company has existing capacity in its plants to produce sufficient quantities of its shockwave lithotripters, urotables, patient handling tables and X-ray generators to support its commercial needs for the foreseeable future.

Product Development

               The Company research in 2002 concentrated on the development of the new Multi-Rad digital imaging system that incorporates a flat plate digital x-ray detector.  This potential product will continue  to be developed during 2003, along with  refinements of the STS-T(C) and UroPro systems and their user interfaces.  The Company will continue its development program alliance with Arcoma AB.   During the years ended December 31, 2002, 2001, and 2000, the Company’s expenditures for research and development totaled $1,467,937,  $1,319,625 and $1,180,409, respectively.

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

               The Company offers to hospitals, surgery centers and physician groups use of Medstone-owned lithotripters on a fee-for-service basis.  In the current cost conscious healthcare environment, many facilities do not have the patient flow to justify owning, or the available capital to purchase, a lithotripsy machine.  These facilities are candidates for this fee-for-service arrangement.  Most often the service is provided by a lithotripter that is in a mobile van so a single machine can provide service over a wide geographic area.  For facilities with adequate patient flow, fee-for-service also can be provided with  fixed units installed in these facilities.  The Company intends to expand the geographic coverage of this service, both domestically and, in future years, to foreign markets.

               Marketing for the Company’s products is accomplished through advertisement in medical journals, direct mail, direct physician contact, company participation in various associations, product exhibition and telephonic marketing.

Product Liability and Insurance

               The Company currently has in force commercial liability insurance, with coverage limits of $1 million per incident, and $2 million on an annual aggregate basis.  It also has general umbrella liability insurance with a coverage limit of $4 million per incident for a total aggregate coverage amount of $5 million per incident.  The Company has  product liability and directors and officers liability insurance with a $10 million coverage limit per incident.  The Company’s insurance policies provide coverage on a claims-made basis and are all subject to annual renewals.

Government Regulation

               Governmental regulations in the United States and other countries are a significant factor affecting the research and development, manufacture and marketing of the Company’s products. In the United States, the FDA has broad authority under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act to regulate the distribution, manufacture and sale of drugs, including biologics, and medical devices.  Foreign sales of drugs and medical devices are subject to foreign governmental regulation and restrictions which vary from country to country.

               Medical devices intended for human use in the United States are classified into three categories, depending upon the degree of regulatory control to which they will be subject. Such devices are classified by regulation into either class I (general controls), class II (performance standards) or class III (pre-market approval) depending upon the level of regulatory control required to provide reasonable assurance of the safety and effectiveness of the devices.  Currently, the Company’s STS and STS-T(C) lithotripters used for treating kidney stones are Class II devices.  In September 2000, kidney stone lithotripters were reclassified from Class III devices to Class II devices and became eligible for 510(k) exemptions (described below).  When used in treatment of gallstones, the STS is classified as a Class III device.  The Company holds a PMA on its STS lithotripter for unrestricted treatment of gallstones and is also administering a Post Approval Study as required by its PMA approval.  General medical device regulations regarding FDA inspection of facilities, Good Manufacturing Practices, labeling, maintenance of records and filings with the FDA continue to be applicable.

               A subset of medical devices, including “old” devices commercially distributed before March 28, 1976 or substantially equivalent to devices that were in commercial distribution before that date, may be marketed under a “510(k) exemption.”  Section 510(k) of the Federal Food, Drug and Cosmetic Act provides an exemption from the pre-market approval requirement for such devices. The Medstone UTS-Series is sold under a 510(k) exemption received by the original manufacturer of the components used in the equipment.

               Medstone has obtained from the California Department of Health Services a license to manufacture medical devices and is subject to periodic inspections and other regulation by that agency.

               Certificate of Need (“CON”) laws and regulations are in effect in many states.  Under such laws, a CON issued by a governmental agency is generally required before the introduction of certain new health care services or before a hospital or other provider can acquire certain new medical equipment or facilities having values exceeding specified amounts.  Failure to obtain a required CON may prohibit the purchase of desired equipment or cause the denial of Medicare or other governmental reimbursements or payments for patient treatments.  In recent years several states have repealed their CON laws and many other states have made or are considering possible amendments to the laws.  Most of the revisions involve raising the thresholds for review, eliminating certain types of facilities or services from review or streamlining the review process.

               In January  2001,  the Center of Medicare and Medicaid Services (“CMS”), published final “Stark II” regulations regarding various inpatient and outpatient services, including lithotripsy facilities, and physician ownership of such equipment.   During 2001, several groups representing physician-owners filed suit against CMS and sought, but did not receive, an injunction against implementation of these rules.  The regulations as announced became effective on January  4, 2002.  During 2002, the trial concluded that lithotripsy was not a designated service under Stark II, and CMS is not challenging the results of the trial.  The Company believes that its contractual arrangements with its customers are in compliance with the regulations.

Patents, Copyrights, Trade Secrets and Licenses

               The Company’s policy is to secure and protect intellectual property rights relating to its technology.  While Medstone believes that the protection provided by  patents or licenses is important to its business, it also relies on trade secrets, know-how and continuing technological innovation to maintain its competitive position.  The Company has received or filed for certain patents or copyrights for its lithotripter operating systems and utilizes a licensing agreement for certain technology incorporated in its X-ray generators.

               The Company seeks to preserve the confidentiality of its technology by entering into confidentiality agreements with its employees, consultants, customers, and key vendors and by other means.  No assurance can be given, however, that these measures will prevent the unauthorized disclosure or use of such technology.

Competition

               The Company’s products currently marketed and under development will be competing with many existing products and therapies for market share.  The Company competes with fully integrated device companies, many of which have substantially more experience, financial and other resources and superior expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and distribution.

               Future products of the Company are expected to address the urological as well as the radiology markets.  The Company’s competition will be determined in part by the particular urological disease or radiological devices to which the Company’s potential products relate.  An important factor in competition may be the timing of market introduction of its or competitive products.  Accordingly, the relative speed with which Medstone can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors.  The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price, patent position and sales, marketing and distribution capabilities.

               The Company’s competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Shockwave Lithotripters

               The Company’s two principal competitors in kidney stone shockwave lithotripsy are Dornier, a subsidiary of a Singapore-based conglomerate, and Siemens GmbH, a German conglomerate.  In addition, a number of other companies, both in the U.S. and foreign countries, have PMAs or 510(k) exemptions to sell their lithotripters for the treatment of kidney stones in the U.S. or are applying for  510(k) device exemptions for the use of their lithotripters for the treatment of kidney stones.

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

Fee-for-Service

               In the fee-for-service business segment, the Company competes with a number of service-oriented medical businesses, in a fragmented and highly competitive industry, both nationally and locally.  Moreover, certain of the Company’s current and potential competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of operations in markets targeted by the Company.  The Company has experienced competition in the acquisition of existing lithotripsy facilities and the development of relationships with treating physicians.  The Company has experienced competition from hospitals or treating physicians who have opened their own lithotripsy facilities.  Such competition could intensify in the event of a decrease in the purchase price of lithotripters or if the supply of new or used lithotripters increases over time.

               The Company’s main competitors in the fee-for-service business are Prime Medical Services, Inc., a Texas-based mobile lithotripsy provider, and Healthtronics Surgical Services, Inc., a Georgia-based lithotripsy concern, of which one operating entity owns lithotripsy provider partnerships, and other smaller regional and local providers.

Tables and X-ray Generators

               The Company’s main competitors in the urological table business are Liebel Flarsheim Co., an Ohio-based division of  Mallinkrodt which manufactures  urology products, and OEC Medical Systems, Inc., a Utah-based division of GE Medical Systems, which provides imaging and related products.

               The Company’s x-ray generators compete in a market which has been highly competitive and price sensitive.  This market includes hospital radiology, oncology and orthopedic departments as well as clinics and surgery centers.  Most equipment is sold as replacements of existing equipment that has ceased operating or fails performance criteria.

               Competition in the x-ray and imaging equipment market is widespread, with GE Medical Systems, a subsidiary of General Electric, a world wide conglomerate, and Siemens Medical Systems, a subsidiary of Siemens GmbH, a German conglomerate, and numerous smaller manufacturers, both domestic and foreign.

Backlog

               The Company’s lithotripsy equipment sale backlog for the STS-T(C) was $0 as of March 1, 2003 and $380,000 as of March 1, 2002.  Due to the high per unit price of the Medstone Systems, equipment backlog can vary significantly from period to period based upon the number of systems on order.  Backlog consists only of orders evidenced by signed contracts for equipment scheduled for delivery and installation within 12 months and does not include revenues for maintenance and per procedure charges, or management services contracts.

               Backlog for radiology equipment (urology tables, pain tables and oncology tables) totaled $1,129,173 as of March 10, 2003 and $1,102,222 as of March 1, 2002.

Human Resources

               As of February 28, 2003, Medstone had 98 employees.  Of the 98 employees, 6 are engaged directly in research and development activities, 19 are engaged in manufacturing, 20 are engaged in mobile operations, 22 are engaged in field service, 15 are engaged in sales and marketing and 16 are employed in general and administrative positions.

               Although Medstone conducts most of its research and development using its own employees, the Company has funded, and plans to continue to fund, research using consultants.  Consultants provide services under written agreements and are paid based on the amount of time spent on Company matters.  Under their consulting agreements, Medstone’s consultants are required to disclose and assign to the Company any ideas, discoveries and inventions developed by them in the course of providing consulting services.

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

               During February 2002, United Physicians Resources extended its original operating lease and expanded  to 2,654 square feet of occupancy in Phoenix, Arizona.  This extension, which expires in September 2005, has  an average rental expense of approximately $4,178 per month.

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

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company’s annual meeting of shareholders was held on June 28, 2002.  At the meeting Jack Olshansky, Frank R. Pope, David V. Radlinski, David A. Reed  and Michael C. Tibbitts were elected directors of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

               Information regarding the Company’s executive officers is included in Item 10 of Part III.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MEDS.   The following table sets forth the high and low sales prices of the Company’s common stock for the two years ended December 31, 2002 and December 31, 2001 as reported in the NASDAQ National Market System for the quarter indicated.

	High	Low

Year ended December 31, 2002
First quarter	$4.67	$4.25
Second quarter	5.44	4.02
Third quarter	5.00	3.25
Fourth quarter	3.30	2.68
Year ended December 31, 2001
First quarter	$6.69	$5.25
Second quarter	5.38	4.40
Third quarter	4.75	3.10
Fourth quarter	4.78	3.61

          The stock markets have experienced extreme price and volume fluctuations during certain periods.  These broad market fluctuations and other factors may adversely affect the market price of the Company’s Common Stock.  Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company’s common stock in any given period.  Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company’s stock.  Finally, the Company participates in a dynamic industry, which often results in significant volatility of the Company’s common stock price.

               At March 3, 2003, there were 227 stockholders of record and approximately 1,700 beneficial owners of the Company’s Common Stock.

               The Company has not paid any cash dividends during its two most recent fiscal years.  The Company’s board of directors does not presently anticipate that any cash dividends will be paid in the foreseeable future.

Item 6.          SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data:
(in thousands, except per share amounts)

	Year ended December 31,

	2002		2001		2000	1999	1998

Revenues:
Net equipment sales		$5,576		$3,651	$3,284	$3,338	$2,144
Procedure, maintenance, and management fees		17,421		18,591	18,930	19,532	21,129
Interest and dividends		300		464	608	598	552

Total revenues		23,297		22,706	22,822	23,468	23,825
Costs and expenses:
Cost of sales		14,515		13,737	13,942	12,106	11,000
Research and development		1,468		1,320	1,180	1,456	1,079
Selling		3,044		2,682	2,175	2,048	1,988
General and administrative		3,034		2,554	2,651	2,592	2,131
Goodwill impairment charge		270		—	—	—	—

Total operating costs		22,331		20,293	19,948	18,202	16,198

Operating income		966		2,413	2,874	5,266	7,627
Other income (expense)		958		487	1,773	97	61
Impairment reserves		—		(3,232)	—	—	—
Minority interest in subsidiaries income		(843)		(757)	(895)	(603)	(628)

Income (loss) before provision (benefit)for income taxes		1,081		(1,089)	3,752	4,760	7,060
Provision (benefit) for income taxes		781		(431)	1,663	1,919	2,718

Net income (loss)		$300		$(658)	$2,089	$2,841	$4,342

Net income (loss) per share:
Basic		$.08		$(.16)	$.46	$.57	$.84

Diluted	$	N/A	$	N/A	$.46	$.56	$.82

Consolidated Balance Sheet Data:
(in thousands)

	December 31,

	2002	2001	2000	1999	1998

Working capital	$16,623	$16,617	$15,597	$17,539	$18,432
Total assets	26,481	28,630	29,877	30,175	29,149
Total liabilities	3,249	4,040	3,569	3,758	3,216
Stockholders’ equity	23,232	24,590	26,308	26,417	25,933

Item 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

               Medstone manufactures, markets and maintains lithotripters, urology tables and other radiology equipment.  The lithotripters manufactured by Medstone are approved to treat both kidney stones and certain gallstones.  The Company is also marketing fixed and mobile urology imaging and pain management tables and x-ray generators for medical imaging.

               To date, the Company’s consolidated revenues have come primarily from its lithotripsy business.   While it sells lithotripters and related supplies, most of its lithotripsy revenues come from recurring procedure and maintenance fees and other fee-for-service arrangements.  The Company continues to expand its programs under which company-owned lithotripters are made available for use by hospitals, physician groups and surgical centers with charges being based on usage of the equipment or monthly fees.  The Company currently offers such lithotripsy services throughout the United States using 14 STS Systems in mobile trailers, one STS System at a fixed site and 27 transportable STS-T(C) Systems which are at fixed locations or moved to different sites in small trucks.

               In June 1996, the Company completed the acquisition of a 60% interest in Northern Nevada, a lithotripsy partnership which deals directly with patient and insurers, and also founded UPR as a majority-owned subsidiary of the Company, to expand the Company’s service orientation to the urologist practitioner.  Both entities signify the Company’s emphasis on growth through expansion of relationships and acquisition.  In March 1997, the Company completed the acquisition of a 60% interest in Southern Idaho Lithotripsy Associates LLC, another operator of “retail” lithotripsy operations in Southern Idaho, and operating results have been consolidated effective March 1997. As part of both the Northern Nevada and Southern Idaho acquisitions, the physicians participating in these operations signed covenants not to compete with a duration of five years.  The Company did not assign any value to these covenants.  As of June 2001, the covenants related to physicians affiliated with Northern Nevada expired and as of March 2002, the covenants related to physicians affiliated with Southern Idaho expired.  In April 1999, the Company purchased certain assets of Creos, Ltd., a manufacturer of high performance x-ray generators and a supplier to the Company.  The Company then commenced manufacturing operations in a facility, located in Fife, Scotland, formerly occupied by Creos, Ltd.  In October 1999, the Company purchased the outstanding shares of Zenith Medical Systems, Ltd., a distributor of major imaging equipment to the British National Health Service, located in Manchester, England.  Both 1999 acquisitions’ operating results have been consolidated effective with their respective acquisition dates.

               Goodwill represents approximately 11% and 13% of the Company’s total assets and stockholders’ equity, respectively, at December 31, 2002.  Goodwill resulted from the excess of the purchase price of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair value of the net assets acquired.  Goodwill had been amortized over periods ranging from 15 to 40 years, the expected period of benefit, using the straight-line method.  As of January 1, 2002, the Company has adopted   SFAS 142 and does not amortize  goodwill on a periodic basis.   As of   October 1, 2002, the Company performed its annual review of the goodwill values.  After this review, it was determined that the goodwill resulting from the Zenith acquisition has been permanently impaired and an impairment charge of  $269,855 was recorded by the company, reducing the goodwill from Zenith to a carrying value of $0.  Analysis of the goodwill from the lithotripsy services  segment  (Northern Nevada Lithotripsy and Southern Idaho Lithotripsy) have been determined to have not been impaired.  The Company used projected discounted cash flows, using risk-free interest rates, as its basis for analysis.

               From time to time, the Company makes investments in businesses which are accounted for under the equity method.  In 2001, the Company made an equity investment of $1 million in Arcoma AB.  During 2000, the Company made an investment, including a subordinated loan, in Medicredit.com aggregating $3 million.  During 1998 and 1999, the Company made an aggregate investment in k.Biotech of $325,000.  For 2002, the Company’s share of net losses in these unconsolidated subsidiaries were $175,409 relating to losses for Arcoma operations.  The Company also recognized a gain of $1,000,000 upon closing of the sale of the 46% interest in and subordinated loan to Medicredit.com for cash.  For 2001, the Company’s share of net losses in these unconsolidated subsidiaries and impairment reserves amounted to $3,354,106.  These net losses were composed of losses of $91,000 for Arcoma operations and $325,000 for k. Biotech operations and reserves and losses and reserves of $2,938,100 for Medicredit.com.  The Company’s share of losses in unconsolidated subsidiaries in 2000, related to Medicredit.com, approximated $61,000.  The Company does not have additional financial commitments to these unconsolidated subsidiaries.  The future performance of the unconsolidated subsidiaries is uncertain and therefore, the Company may recognize earnings or losses in unconsolidated subsidiaries in the future.

               Through its research and development, acquisitions and clinical submissions, management believes that it is hiring and retaining the appropriate personnel necessary to continue growth and development of the Company’s product lines and brand recognition.

               In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discus5ion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

               Revenue for 2002 totaled $23.3 million, a 3% increase, compared to revenue of $22.7 million in 2001. Revenues from procedures, maintenance and management fees decreased to $17.4 million in 2002 when compared to the $18.6 million in revenue in 2001.  This decrease was due to lower patient counts on the Company’s fee-for-service routes as well as the continuing trend of lower revenue per patient due to competition.  Patient counts on the fee-for-service program decreased as several high volume sites were converted to equipment sales in late 2001 and early 2002.  Third party patient counts increased on a year to year basis due to these conversions.  Overall, patient volume increased in 2002 by 2% compared to the patient volume in 2001.  Revenue from radiographic supplies decreased in 2002 compared to 2001 due to a significant slowdown in the United Kingdom market for radiology supplies and services.  Partially offsetting the decreased fee-for-service and radiology revenue was an increase in service contract revenue as sites purchased maintenance contracts and more equipment was shipped during the current year, resulting in an increased number of sites under contract.

               Equipment revenues increased by $1,925,000, or 53%, in 2002 when compared to the same period in 2001 due to the shipment of five UroPro systems in 2002, the first year of shipment of this product.  The number of lithotripsy units shipped in 2002 also increased in 2002 when compared to the same period of 2001. The Company also shipped

105 various imaging tables in 2002, compared to 92 in the prior year, but recognized slightly lower imaging table revenue due to the inclusion of an imaging system with tables shipped in 2001.

               Interest income decreased by 35% in 2002 when compared to the same period of 2001 due to a continued lower investment yields on short-term investments and a decreased average invested cash balance in 2002 compared to 2001.

               Costs of recurring revenue decreased by $583,000 in 2002 when compared to the same period of 2001.   This decrease was due to the lower activity in the fee-for-service lithotripsy units in the current year even as fixed operating costs declined as depreciation costs decreased on the Company’s fee-for-service equipment.  Operating costs also declined as truck rental costs decreased with lower movement activity for the trailer equipment.

               Cost of equipment sales increased to $4.1 million in 2002, or 73% of sales in the current year compared to $2.7 million, or 74%, for the year ended December 31, 2001.  The increased cost is due to the higher volume of equipment shipments in the current year, with first revenue recorded for the UroPro urology table recorded in 2002.  The cost of sales as a percentage of sales declined slightly due to the higher volume of shipments and a slightly higher profit margin on the UroPro tables compared to the patient handling tables.

               Research and development costs increased to $1,468,000 in the twelve months ended December 31, 2002, compared to $1,320,000 in the same period of 2001, or an 11% increase.  The increase is due to the spending on project consultants and materials for the MultiRad system being developed in 2002, whereas in 2001 the major spending was on option enhancements to existing products already offered by the Company.

               Selling costs, as a percentage of revenue, increased to 13% of revenue in the 12 months ended December 31, 2002 compared to 12% in the same period of 2001.  This increase was due to additional payroll costs as the Company expanded its staff expertise is imaging products as well as expanding its presence at imaging tradeshows.  The Company also increased advertising and recruitment spending for gallstone post-approval trial patients.  Commission expenses also increased due to the higher equipment sales revenue in the current year when compared to the prior year.

               General and administrative expenses, as a percentage of revenue,  increased to 13% of revenue in the 12 months ended December 31, 2002 compared to 11% in the same period of 2001 due to higher utilization of consultants for several projects involving gallstone lithotripsy, studying alternatives for enhancing shareholder value and several tax matters.  Insurance costs also increased in the current year due to the trend of rising costs for Directors and Officers liability insurance.

               Impairment of goodwill increased to $270,000 in 2002 without a comparable amount in 2001 due to the Company’s comprehensive review of goodwill as required by the implementation of SFAS 142.  The equipment sales and servicing segment operating in the United Kingdom was significantly impacted by termination of a distribution agreement effective in the first quarter of 2003.  Upon review of projected future cash flows, there is not sufficient future profit to support the carrying value of the goodwill and the Company took an impairment charge equivalent to the unamortized goodwill balance as of the review date of October 1, 2002.

               Gain on sales of investments in the 12 months ended December 31, 2002 was $1,000,000 due to the sale of the Company’s 46% interest in Medicredit and the associated subordinated loan.  This gain partially offset the impairment reserves and the Company’s portion of Medicredit’s operating losses totaling $3 million recognized in 2001 and 2000.  The Company’s net loss, including tax benefits taken at statutory rates, was approximately $1.2 million for the Medicredit transaction.

               Gain on sales of investments in the same period of 2001 was composed of $628,000 as a result of the Company’s sale of 187,000 shares of Cardiac Science common stock, which had a net book value of $0 due to previous reserves.

               Other expense decreased to $42,000 for the year ending December 31, 2002 from $141,000 in the same period of 2001, due to the discontinuation of amortization of goodwill with the adoption of SFAS 142 by the Company as of January 1, 2002.

               Minority interest in subsidiaries income increased by $86,000 or 11% in the twelve months ended December 31, 2002 compared to the same period of the prior year. This increase was due to higher distributions of operating profits in the Northern Nevada and Southern Idaho operations and higher expenses in recognizing the Company’s portion of unconsolidated subsidiaries losses at Arcoma.

               Provision for income taxes for the year 2002 was $782,000 compared to a tax benefit of $431,000 in the same period of 2001 due to operating profits in the domestic operations of the Company and non-deductible foreign losses incurred in the current year compared to losses that generated deferred tax assets for the Company in the twelve months ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

               General and administrative expenses decreased by $97,000 or 4% in the twelve months ended December 31, 2001 compared to the same period in the prior year due to lower consulting expenses for the gallstone treatment filing with the FDA in 2000 and lower audit expenses due to management’s decision to change auditing firms.

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

               Reserves for impairment of investments and long-term receivables increased by $3,232,673 from no comparable value in the prior year as a result of the Company’s review of its k. Biotech and Medicredit investments and loans.

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

Liquidity and Capital Resources

               The Company began the year 2002 with approximately $6.3 million in cash and short-term investments, no debt, inventories of $6.3 million, and total assets of $28.6 million. After the purchase of $1.6 million of treasury stock,  fixed asset additions of  $1.0 million and other cash usages, offset by proceeds from the sale of Medicredit for $1.0 million and net cash provided by operating activities of $2.4 million, the Company ended the year with approximately $6.4 million in cash and short-term investments, no debt, inventories of $6.4 million and total assets of $26.5 million.

               During 2002, the Company purchased 353,000 shares of treasury stock for $1,602,860.  The Company estimates that the purchase resulted in a 7% increase in basic net income per share.

               The Company’s long-term capital expenditure requirements  will depend upon numerous factors, including the progress of the Company’s research and development programs, the time required to obtain regulatory approvals, the resources that the Company devotes to the development of self-funded products, proprietary manufacturing methods and advanced technologies, the cost of acquisition and/or new revenue opportunities, the ability of the Company to obtain additional licensing arrangements and to manufacture products under those arrangements,  the demand for its products if and when approved and possible acquisitions of products, technologies and companies.

               The Company believes that its existing working capital and funds anticipated to be generated from operations will be sufficient to meet the cash needs for continuation of its present operations during 2003.  See “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

               Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:  (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company, (ii) the Company’s plans and results of operations will be affected by the Company’s ability to manage its growth; (iii) the Company’s businesses are highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company’s markets and other changes could adversely affect the Company’s plans and results of operations; and (iv) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               The Company has no financial instruments which are subject to market risk.  Although the Company’s earnings and cash flows are subject to fluctuations due to changes in the interest rates on its investments, a hypothetical 10% adverse decrease in the interest rates would not have a material adverse effect on the results of operations because the majority of the Company’s investments are short-term treasury bills.  A 10% reduction in interest rates would reduce interest income by approximately $30,000 annually.  Due to the short period to maturity, the Company believes that the impact of a 10% reduction in interest rates would not have a material effect on the carrying value of its securities.

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

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              See Item 14. “Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

Item  9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                             None.

PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following are the directors of the Company:

Name	Age	Principal Occupation

David V. Radlinski	58	Chairman of the Board and Chief Executive Officer of the Company
Frank R. Pope	53	Executive Managing Director The Global Financial Group
Michael C. Tibbitts	55	Healthcare Industry Consultant
David A. Reed	70	Consultant DAR Consulting Group
Jack Olshansky	74	Consultant

               Mr. Radlinski has been the Chairman of the Board and Chief Executive Officer of the Company since September 1995.  He had been the President of the Company’s subsidiary, Medstone International, Inc., and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995.  From July 1987 to January 1991, he was the Company’s Executive Vice President of Finance, Chief Financial Officer and Secretary.  From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactured computer printers.

               Mr. Pope has been the Executive Managing Director of The Global Financial Group,  a private fund management firm since April 2000.  He is also Managing Director of Verdigris Capital, a private investment firm.  From April 1981 to October 1996, Mr. Pope was a General Partner with Technology Funding, a venture capital investment firm.  He was also the Executive Vice President, Chief Financial Officer and a director of Technology Funding Inc.  Mr. Pope is a director of Breadcrumbs.com, Inc.,  a private software developer and a director and officer of Advanced BioCatalytics Corp., a private biotech company.    Mr. Pope is a C.P.A. and a member of the California Bar.  He has been a director of the Company since January 1991.

              Mr. Tibbitts is currently a consultant to the health care industry involved with manufacturers, distributors and software development. From January 2000 to June 2001, he was Executive Vice President of Quality System Solutions a medical software company.  From May 1991 to May 1999,   he was Vice President of Gulf South Medical Supply, Inc., a medical supply distributor. Prior to joining that corporation, he was employed for 19 years by Johnson & Johnson in two divisions: Sterile Design (which manufactured and marketed kit packages) and Surgikos (which manufactured and marketed surgical supplies). He has been a director of the Company since May 1996.

               Mr. Reed, now retired, was formerly  president and chief executive officer of St. Joseph Health System in Orange, California.  He was also formerly the Board Chairman of Mission Hospital Regional Medical Center in Mission Viejo, California.  He serves as the Board Chairman  of  PacifiCare Health Systems, a publicly traded health care company.  He has been a director of the Company since August 1999.

               Mr. Olshansky, appointed to the Board in February 2002, recently retired from Montgomery Medical Ventures, a venture capital fund dedicated to emerging companies in the medical field. Mr. Olshansky spent over 15 years developing and financing over 50 companies during his tenure at Montgomery Medical Ventures, which invested in the Company. In conjunction with his association with Montgomery Medical Ventures, Mr. Olshansky served on the Company’s Board of Directors from 1985 to 1991 and served as the Company’s Interim President from November 1989 to June 1990. He currently serves on the Board of Directors of Northfield Laboratories, Inc., a publicly-held corporation engaged in developing blood substitute products, and of 3 other private companies in the medical field. From 1953 to 1983, Mr. Olshansky was involved with Baxter Travenol Laboratories, the Inspiron division of C.R. Bard and Cutter’s Medical Division, where he held various executive management positions.

Executive Officers

               The names, ages and positions of all the executive officers of the Company are listed below, followed by a brief account of their business experience during the past five years.  Officers are normally appointed annually by the Board of Directors at a meeting of the directors immediately following the Annual Meeting of Shareholders.  There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.  None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his or her ability or integrity.

Name	Age	Position

David V. Radlinski	58	Chief Executive Officer and Chairman of the Board
Mark Selawski	47	Vice President of Finance, Chief Financial Officer and Secretary
Eva Novotny	45	Executive Vice President of Sales and Marketing

               Mr. Radlinski has been the Chairman and Chief Executive Officer of the Company since September 1995.  He had been the President of the Company’s subsidiary, Medstone International, Inc., and Chief Financial Officer and Secretary of the Company from January 1991 to September 1995.  From July 1987 to January 1991, he was the Company’s Executive Vice President of Finance, Chief Financial Officer and Secretary.  From 1984 to 1987, he was Vice President of Finance and Chief Financial Officer of Printronix, Inc., a publicly-owned company which manufactured computer printers.

               Mr. Selawski has been the Chief Financial Officer, Vice President of Finance and Secretary of the Company since September 1995.  He had previously served as the Company’s Manager of Planning and Analysis since joining the Company in 1988.  Prior to joining the Company he held various finance management positions with several high-tech manufacturing companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

               The Company is not aware of any director, officer or 10% shareholder who during 2002 failed to file on a timely basis any report regarding the Company’s securities required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11.          EXECUTIVE COMPENSATION

Executive Compensation

               The following table sets forth certain information regarding compensation paid by the Company during each of the Company’s last three fiscal years to the Company’s Chief Executive Officer and to each of the Company’s other executive officers.

SUMMARY OF COMPENSATION TABLE

	Fiscal Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)

					Awards		Payouts

Name and Principal Position		Salary (S)(1)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)(2)	LTIP Payouts ($)

David V. Radlinski Chairman of the Board and Chief Executive Officer	2002	250,000	500		—	50,000
	2001	250,000	500	2,426	—	150,000	—	—
	2000	250,000	—	2,224	—	—	—	—
Mark Selawski Chief Financial Officer, Vice President of Finance and Secretary	2002	113,865	500		—	20,000
	2001	113,860	500	—	—	20,000	—	—
	2000	101,667	5,500	—	—	—	—	—
Eva Novotny Executive Vice President of Sales and Marketing	2002	123,865	500		—	—
	2001	120,000	500	—	—	20,000	—	—
	2000	120,000	5,500	—	—	—	—	—

(1)

In addition to the cash compensation shown in the table, executive officers of the Company may receive indirect compensation in the form of perquisites and other personal benefits.  For each of the named executive officers, the amount of this indirect in compensation 2002, 2001 and 2000 did not exceed the lesser of $50,000 or 10% of the executive officer’s total salary and bonus for that year.

(2)	Options to acquire shares of Common Stock granted.

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

               Mr. Radlinski was also eligible for bonuses  based on performance of the Company’s Common Stock.  The Common Stock’s closing price had to attain and remain at or above various levels, ranging from $11 to $21, for a period of 90 consecutive days. If these breakpoint prices were achieved within a set number of months, the longest which was 48 months, from the commencement of the contract, a cash bonus was payable following the achievement period.  Each breakpoint bonus could be earned separately  if achieved within the stated achievement period, but each bonus could only be awarded once. No bonuses were paid under these provisions.

Concurrent with the commencement of this agreement, the exercise prices of Mr. Radlinski’s existing stock options to purchase up to 350,000 shares of the Company’s Common Stock  from $7.13 to $10.63 were reduced to equal $6.375 per share, the closing price per share of the Company’s Common Stock on the commencement date as reported on the NASDAQ National Market System.  Such option agreements were amended to provide that they shall become fully exercisable, regardless of any otherwise applicable vesting requirements, (i) concurrently with any termination of Mr. Radlinski’s employment by the Company without “Good Cause” (as defined), or (ii) if there is an acquisition of substantially all of the Company’s assets or business while he is still employed by the Company and he does not immediately enter into an employment agreement with a buying or surviving party in the transaction (a “change in control”).

               If he had been terminated without “Good Cause” or a change of control occurred within the first three years of the agreement, a severance payment of five times his then current base salary would have been due and payable. If he was terminated without “Good Cause” or such a change of control occurred within the fourth year of the agreement, a severance payment of four times his then current base salary would have been due and payable. If he is terminated without “Good Cause” or a change of control occurs within the fifth year of the agreement, a severance payment of three times his then current base salary will be due and payable.

               In addition to the preceding paragraph, if Mr. Radlinski had been terminated without Good Cause in the first three years of this agreement, he would have become a consultant to the Company for a period of five years following termination at a monthly compensation of $16,500 per month. If he was terminated without Good Cause in the fourth year of this agreement, he would have become a consultant to the Company for a period of four years following termination at the same monthly compensation. If he is terminated without Good Cause in the fifth year of this agreement, he will become a consultant to the Company for a period of three years following termination at the same monthly compensation. The Company, during the consulting contract, shall provide term life insurance equivalent to the unpaid amount of the consulting fees as established above, payable to the beneficiary of his designation.

               Mr. Selawski and Ms. Novotny - On August 13, 2002, the Company entered into  employment agreements with both Mr. Selawski and Ms. Novotny to assure their continued service to the Company.  The agreements run for a term of one year.  The agreements provided for a base salary of not less than $120,000 per year for Mr. Selawski and $130,000 per year for Ms. Novotny, subject to adjustments as authorized by the Board of Directors.

Stock Option Grants During 2002

               The following table provides information related to the stock options granted in 2002.

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Shares Underlying Options Granted (#)(1)	% of Total Employee Options Granted in Fiscal Year	Exercise Price ($/Share)(2)	Expiration Date	5% ($)	10% ($)

David V. Radlinski	50,000	30%	4.51	7/23/08	76,670	173,635
Mark Selawski	20,000	12%	4.51	7/23/08	30,668	69,454

(1)

Each such option was granted under the Company's 1997 Stock Incentive Plan and becomes exercisable, after six months following its grant date, with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which the grantee remains employed by the Company. The option terms are six years. Each such option is not transferable during the grantee's lifetime and has to be exercised within three months after the grantee ceases to be employed by the Company for any reason, or in the case of the grantee's death or total disability may be exercised within one year following his or her death or disability, and will then be exercisable only to the extent it is exercisable on the date the grantee ceases to be employed by the Company. Subject to certain exceptions set forth in the applicable agreement provisions, the exercisability of such options will be accelerated, and the options will thereafter terminate, if there is a reorganization, merger or consolidation as a result of which the Company is not the surviving corporation or the Company's outstanding shares are changed into or exchanged for cash, property or securities not of the Company's issue, or if there is a sale of all or substantially all of the Company's assets. Such acceleration will not apply if appropriate provisions are made in such a transaction for the assumption of such options by, or the substitution of new options for such options covering the stock of, the surviving, successor or purchasing entity or its affiliate. In addition, acceleration of the option exercises occurs in the event of certain events specified in the plans or agreements, including the market price of the Company's Common Stock reaching specified levels.

(2)

Subject to certain conditions, the exercise price may be paid by delivery of already owned shares and the tax withholding obligations related to exercise may be paid by reduction of the underlying shares.

Stock Options Held at End of Fiscal Year

               The following table provides information related to options exercised during 2002 and options held by the named executive officers at December 31, 2002.

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(2)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

David V. Radlinski	––	––	190,833	159,167	––	––
Mark Selawski	––	––	46,333	33,667	––	––
Eva Novotny	––	––	74,667	15,333	––	––

(1)

The value is calculated based on the difference between the option exercise price and the market price for the Company’s Common Stock on the exercise date, multiplied by the number of shares purchased.  For this purpose, the surrender or withholding of shares to pay the exercise price is not taken into account.

(2)

The closing price for the Company’s Common Stock as reported by the National Association of Securities Dealers (NASD) on December 31, 2002 was $3.00.  Value is calculated on the basis of the difference between the option exercise price and $3.00, multiplied by the number of shares of Common Stock underlying the option.

Compensation Committee Interlocks and Insider Participation

               During 2002 David Reed and Michael Tibbitts served as the members of the Company’s Compensation Committee.  Neither such individual is a current or former officer or employee of the Company or any of its subsidiaries.  During 2002 there were no compensation committee interlocks between the Company and other entities involving Medstone executive officers serving as directors or members of compensation or similar committees of such other entities.

Compensation of Directors

          The Company currently compensates its outside directors, Messrs. Tibbitts, Pope, Reed and Olshansky, a $10,000 annual retainer, paid quarterly, and $1,000 per Board meeting for their services, and reimburses all directors for expenses incurred by them in connection with the Company's business.

          Under the Nonemployee Director Stock Option Plan which expired in June 1999, each new nonemployee director was automatically granted an option to purchase up to 5,000 shares as of the effective date of his or her first appointment to the Board or first election to the Board by the shareholders, whichever was earlier. Subject to acceleration of the option exercises in the event of certain events specified in the plan, including certain changes in control based on altered makeup of the Company’s Board or stockholders, each such option became exercisable with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which the optionee remained on the Company’s board. The exercise price of each option equals the fair market value of the underlying Common Stock on the date the option was granted. Each option would expire six years after its grant, except that the expiration would be extended until one year after the optionee’s death if it occurred less than one year before the option’s expiration date. An option granted under the plan was not transferable during the grantee’s lifetime and had to be exercised within one year following his or her death, or within 90 days after the grantee ceased to be a member of the Board for any other reason, and would only be exercisable to the extent it was exercisable on the date the grantee left the Board. Under this plan, Mr. Tibbitts was granted 5,000 shares in May 1996. The grant had an exercise price of $6.375 after repricing of the option on August 13, 1998. The grant expired unexercised on May 13, 2002 and no further options are outstanding under this Plan.

          Options to purchase 4,000 shares of common stock were issued to Macros. Pope and Tibbitts under the Company’s 1997 Stock Incentive Plan on June 24, 1999 at an exercise price of $7.375. These options are exercisable, after six months following their grant date, in incremental amounts equal to 1/36 of the underlying shares for each elapsed calendar month during which the director remains on the Company’s Board. Upon his becoming a director in July 1999, Mr. Reed was granted an option under the 1997 Stock Incentive Plan to purchase up to 5,000 shares of Common Stock at an exercise price of $6.56 per share. Upon his becoming a director in February 2002, Mr. Olshansky was granted an option under the 1997 Stock Incentive Plan to purchase up to 5,000 shares of Common Stock at an exercise price of $4.50 per share. Mssrs. Pope and Tibbitts were granted options under the Company’s 1997 Stock Incentive Plan, on August 13, 2002, to purchase up to 5,000 shares each at an exercise price of $4.40 per share. Each such option becomes exercisable, after six months following its grant date, with respect to 1/60 of the shares issuable for each elapsed full month during the five-year period after its grant date during which the grantee remains on the Company’s Board. The option terms are six years.

         Each such outstanding option held by a nonemployee director is not transferable during the grantee’s lifetime and has to be exercised within 90 days after the grantee ceased to be a member of the Board for any reason, or in the case of the grantee's death may be exercised within one year following his death, and will then be exercisable only to the extent it is exercisable on the date the grantee leaves the Board. Subject to certain exceptions set forth in the applicable plan or agreement provisions, the exercisability of such options will be accelerated, and the options will thereafter terminate, if there is a reorganization, merger or consolidation as a result of which the Company is not the surviving corporation or the Company’s outstanding shares are changed into or exchanged for cash, property or securities not of the Company’s issue, or if there is a sale of all or substantially all of the Company’s assets. Such acceleration will not apply if appropriate provisions are made in such a transaction for the assumption of such options by, or the substitution of new options for such options covering the stock of, the surviving, successor or purchasing entity or its affiliate. In addition, acceleration of the option exercises occurs in the event of certain events specified in the agreements, including certain changes in control based on altered makeup of the Company’s Board or stockholders and the market price of the Company’s Common Stock reaching specified levels.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth the number of shares of the Company’s Common Stock known to the Company to be beneficially owned as of March 4, 2003 by each person who owns more than 5 percent of the outstanding shares of Common Stock, by each of the present directors, by each of the executive officers named in the Executive Compensation table in Item 11 and by all executive officers and directors of the Company as a group, and the percentage of the total outstanding shares of Common Stock such shares represented as of March 4, 2003.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Ownership

FMR Corp.	561,200		14.9%
82 Devonshire Street Boston, MA 02109
Dimensional Fund Advisors, Inc.	349,900		9.3%
1299 Ocean Ave., 11th Floor Santa Monica, CA 90401
David V. Radlinski(2)(3)	241,048	(4)	6.2%
100 Columbia, Suite 100 Aliso Viejo, CA 92656
Lloyd I. Miller III	216,260	(5)	5.6%
4550 Gordon Drive Naples, FL 34102
Eva Novotny(3)	78,133	(6)	2.0%
100 Columbia, Suite 100 Aliso Viejo, CA 92656
Mark Selawski(3)	54,513	(7)	1.4%
100 Columbia, Suite 100 Aliso Viejo, CA 92656
Michael C. Tibbitts(2)	6,667	(8)	(11)
30721 Via Conquista San Juan Capistrano, CA 92675
Frank R. Pope(2)	6,667	(8)	(11)
3460 Baker St. San Francisco, CA 94123
David A. Reed(2)	3,750	(9)	(11)
30931 Via Ultimo San Juan Capistrano, CA 92675
Jack Olshansky(2)	1,347	(10)	(11)
78305 Sunrise Canyon Avenue Palm Desert, CA 92211
All executive officers and directors	388,375		9.6%
as a group (7 persons) (12)

(1)

All such shares were held of record with sole voting and investment power, subject to applicable community property laws, by the named individual and/or by his wife, except as indicated in the following footnotes.

(2)	Director of the Company.
(3)	Executive officer of the Company.
(4)	Includes 157,500 shares issuable upon exercise of presently outstanding stock options.
(5)	Includes 26,460 shares in which Mr. Miller shares voting and dispositive power as adviser to the trustee of certain family trusts.
(6)	Includes 77,333 shares issuable upon exercise of presently outstanding stock options.
(7)	Includes 50,333 shares issuable upon exercise of presently outstanding stock options.
(8)	Includes 4,667 shares issuable upon exercise of presently outstanding stock options.
(9)	Includes 3,750 shares issuable upon exercise of presently outstanding stock options.
(10)	Includes 1,167 shares issuable upon exercise of presently outstanding stock options.
(11)	Percentage information is omitted because the beneficially owned shares represent less than 1% of the outstanding shares of the Company’s Common Stock.
(12)	Includes 299,417 shares issuable upon exercise of presently outstanding stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

               The following table summarizes information  about equity compensation plans as of December 31, 2002:

	Number of Shares To be Issued Upon Exercise of Outstanding Options	Weighted Average Exercised Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by shareholders(1)	908,018	$5.566	156,643	(2)

Equity compensation plans not approved by shareholders	—	—	—

Total	908,018	$5.566	157,643

(1)	1997 Stock Incentive Plan.
(2)

The number of shares available for grant under the current plan increases by 1% of the net number of shares outstanding (total shares issued less treasury shares) as of January 1st each year that the plan is active.

Item 13.          CERTAIN RELATIONSHIPS AND INVESTMENTS

k. Biotech

               In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology (“ICGEB”), a United Nations sponsored institute.  k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market.  The Company purchased $325,000 of preferred stock to assist k. Biotech in establishing itself as a viable business entity.  As of September 2001, the Company had recognized $45,338 as its share of the losses of k.Biotech, and had reserved the remaining $279,662 investment as k.Biotech seeks additional funds to continue the next stage of its business plan. One of the Company’s directors, Mr. Pope is an  investor in k.Biotech.

Medicredit.com, Inc.

               In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com, Inc. (“Medicredit”) for $1 million in cash.  Medicredit, a California-based company, funds and service loans to physicians to finance elective surgeries in the cosmetic and cash paying sector of healthcare.  Mssrs. Radlinski and Selawski served on the Medicredit Board of Directors.  Along with the cash investment in Medicredit, the Company also agreed to a subordinated line of credit of up to $2 million at the prime interest rate.  Based on the Company’s review of the current cash flow and equity balance of Medicredit during 2001, it was determined that a reserve of the entire balance of $953,011 should be recorded against the investment carrying value and a reserve of the entire balance of $2 million should be recorded against the subordinated debt value.  In December 2002, the Company completed a sale of both the 46% interest and $2 million subordinated loan to a private partnership for $1 million in cash.  This sale was recorded as a $1 million gain in other income in 2002.  Mssrs. Radlinski and Selawski resigned from the Board of Directors of Medicredit and the Company no longer has any financial interest in Medicredit.

Arcoma AB

               In September 2001 the Company purchased common stock representing a 25% interest in Arcoma AB (“Arcoma”) for $1 million in cash.  Arcoma, based in Vaxjo, Sweden, is a designer and manufacturer of medical imaging tables/devices.  Arcoma is a supplier of several types of tables that the Company currently markets, including the UroPro table introduced in 2000.  The Company will continue to expand its distribution of Arcoma-designed devices in the United States in future years.  The Company purchases equipment and services from Arcoma as part of its business and has paid Arcoma $801,000 and $870,000 for those products and services in 2002 and 2001, respectively.  The investment in Arcoma is accounted for under the equity method.  The investment, net of the company’s share of net losses for the period from September 1, 2001 through December 31, 2002 of $121,000, is included in Investment in unconsolidated subsidiaries in the Company’s Consolidated Financial Statements.

Item 14.          CONTROLS AND PROCEDURES

               Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management,  including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule I 5d-l 4 (c). ] Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in a timely manner to alert them to material information relating to the Company which is required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page

(a)	Index to Consolidated Financial Statements
	1.	Consolidated Financial Statements
		Reports of Independent Auditors		31
		Consolidated Balance Sheets at December 31, 2002 and 2001		33
		Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000		34
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000		35
		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000		36
		Notes to Consolidated Financial Statements		37

	2.	Schedule to Consolidated Financial Statements
		Schedule II - Valuation and Qualifying Accounts		51
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)		Reports on Form 8-K
There was one report filed with the Commission on Form 8-K on December 20, 2002 relating to investment in Medicredit.com, Inc.

(c)		Exhibits

		Exhibit No.	Description

		3.1	Certificate of Incorporation of the Company, as amended (1)
		3.2	Restated and Amended Bylaws of the Company (2)
		4.2	Specimen Certificate of the Company’s Common Stock (3)
		10.26	1989 Stock Incentive Plan (4)(5)
		10.27	Non-employee Director Stock Option Plan (4)(5)
		10.29	1997 Stock Incentive Plan (5)(6)
		10.30	Employment Agreement with David Radlinski (5)(7)
		10.31	Employment Agreement with Mark Selawski (5)(9)
		10.32	Employment Agreement with Eva Novotny (5)(9)
		10.33	Amended Lease for Aliso Viejo Property (8)
		21	Subsidiaries
		23.1	Consent of Independent Auditors, Moss Adams LLP
		23.2	Consent of Independent Auditors, Ernst & Young LLP
		28.2	Form of Cytocare, Inc. Information Statement - Distribution to Shareholders of Stock of Cardiac Science, Inc. (10)
		28.3	Form of Medstone International, Inc. Information Statement - Distribution to Shareholders of Stock of Endocare, Inc. and Urogen Corp. (11)
		99.1	Certification by Chairman and Chief Executive Officer
		99.2	Certification by Chief Financial Officer

(1)

Previously filed with the same exhibit number with the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company’s Quarterly Report  on Form 10-Q for the quarter ended June 30, 1998 and  incorporated herein by reference.

(2)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(3)	Previously filed with the same exhibit number with the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and incorporated herein by reference.
(4)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.
(5)	Compensatory plan or arrangement.
(6)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(7)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(8)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(9)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)	Previously filed with the same exhibit number with the Company’s current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.
(11)	Previously filed with the Company’s current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.

               The Company will furnish to a requesting beneficial owner of its securities a copy of any such exhibits upon payment of a fee equal to $.20 per exhibit page.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Medstone International, Inc.

We have audited the accompanying consolidated balance sheets of Medstone International, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medstone International, Inc., as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ MOSS ADAMS LLP

Santa Rosa, California
February 7, 2003

Report of Independent Auditors

To the Board of Directors and Stockholders
Medstone International, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Medstone International, Inc., (the “Company”) for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Medstone International, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
February 14, 2001

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,050,466	$1,928,731
Short-term investments held to maturity	4,323,491	4,570,420
Accounts receivable, less allowance for doubtful accounts of $871,769 and $804,646 in 2002 and 2001, respectively	3,720,410	4,013,781
Income taxes receivable	589,375	—
Inventories, less allowance for inventory obsolescence of $642,712 and $540,417 in 2002 and 2001, respectively	6,440,304	6,296,069
Deferred tax assets	955,877	2,160,695
Prepaid expenses and other current assets	647,169	541,194

Total current assets	18,727,092	19,510,890

Buildings, property and equipment, at cost:
Building	359,324	359,324
Lithotripters	13,524,440	13,163,285
Equipment, furniture and fixtures	3,368,431	3,010,358
Leasehold improvements	177,318	171,177

	17,429,513	16,704,144
Less accumulated depreciation and amortization	(13,602,049)	(12,041,254)

Net property and equipment	3,827,464	4,662,890

Goodwill, net	2,929,897	3,205,251
Investment in unconsolidated subsidiaries	734,083	909,492
Net investment in sale-type lease	169,428	224,731
Other assets, net	93,243	117,006

	$26,481,207	$28,630,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900,295	$1,087,594
Accrued expenses	267,229	345,075
Accrued payroll expenses	366,855	313,472
Customer deposits	75,175	364,048
Deferred revenue	494,704	783,948

Total current liabilities	2,104,258	2,894,137

Deferred tax liabilities	639,224	562,534
Minority interest	423,224	497,647
Deferred rent	82,613	86,425
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders’ equity:
Common stock - $.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both December 31, 2002 and 2001	22,971	22,971
Additional paid-in capital	19,646,388	19,646,388
Accumulated earnings	16,350,292	16,050,251
Accumulated other comprehensive income	(22,054)	32,756
Treasury stock, at cost, 1,984,450 and 1,631,450 shares at December 31, 2002 and 2001, respectively	(12,765,709)	(11,162,849)

Total stockholders’ equity	23,231,888	24,589,517

	$26,481,207	$28,630,260

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,

	2002	2001	2000

Revenue:
Procedures, maintenance fees and fee-for-service	$17,421,545	$18,591,402	$18,930,319
Net equipment sales	5,576,221	3,650,855	3,284,119
Interest income	299,685	464,037	607,616

Total revenues	23,297,451	22,706,294	22,822,054

Costs and expenses:
Cost of procedures and maintenance fees	10,438,642	11,021,192	11,678,337
Cost of equipment sales	4,076,457	2,715,920	2,264,073
Research and development	1,467,937	1,319,625	1,180,409
Selling	3,044,324	2,681,565	2,174,592
General and administrative	3,033,593	2,554,468	2,651,172
Goodwill impairment	269,855	—	—

Total costs and expenses	22,330,808	20,292,770	19,948,583

Operating income	966,643	2,413,524	2,873,471
Other (expense) income:
Gain on sale of investments	1,000,000	627,773	1,882,545
Reserves for impairment of investments and long-term receivables	—	(3,232,673)	—
Other expense	(42,116)	(140,677)	(109,046)

Total other (expense) income	957,884	(2,746,577)	1,773,499

Minority interest in subsidiaries income	(667,577)	(635,355)	(833,942)
Equity loss from unconsolidated affiliates	(175,409)	(121,433)	(61,402)

Income (loss) before provision for/benefit from income taxes	1,081,541	(1,088,841)	3,751,626
Provision (benefit) for income taxes	781,500	(430,949)	1,662,990

Net income (loss)	$300,041	$(657,892)	$2,088,636

Net income (loss) per share:
Basic	$.08	$(.16)	$.46

Diluted	$.08	N/A	$.46

Number of shares used in the computation of net income (loss) per share:
Basic	3,862,169	4,204,803	4,504,468

Diluted	3,862,169	N/A	4,511,119

See accompanying notes

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid- in capital	Other Accumulated earnings	Accumulated Comprehensive income (loss)	Treasury Stock	Total

	Number of shares	Amount

Balance at December 31, 1999	4,692,492	$22,669	$19,177,274	$14,619,507	$(13,942)	$(7,388,459)	$26,417,049
Net income	—	—	—	2,088,636	—	—	2,088,636
Other comprehensive income:
Unrealized gain on foreign currency translation, net	—	—	—	—	69,337	—	69,337

Total comprehensive income							2,157,973

Common stock options exercised	75,528	302	469,114	—	—	—	469,416
Treasury stock repurchased	(459,800)	—	—	—	—	(2,736,124)	(2,736,124)

Balance at December 31, 2000	4,308,220	$22,971	$19,646,388	$16,708,143	$55,395	$(10,124,583)	$26,308,314

Net loss	—	—	—	(657,892)	—	—	(657,892)
Other comprehensive income:
Unrealized loss on foreign currency translation, net	—	—	—	—	(22,639)	—	(22,639)

Total comprehensive income (loss)							(680,531)

Treasury stock repurchased	(197,000)	—	—	—	—	(1,038,266)	(1,038,266)

Balance at December 31, 2001	4,111,220	$22,971	$19,646,388	$16,050,251	$32,756	$(11,162,849)	$24,589,517
Net loss	—	—	—	300,041	—	—	300,041
Other comprehensive income:
Unrealized loss on foreign currency translation, net	—	—	—	—	(54,810)	—	(54,810)

Total comprehensive income (loss)							245,231

Treasury stock repurchased	(353,000)	—	—	—	—	(1,602,860)	(1,602,860)

Balance at December 31, 2002	3,758,220	$22,971	$19,646,388	$16,350,292	$(22,054)	$(12,765,709)	$23,231,888

See accompanying notes

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$300,041	$(657,892)	$2,088,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,794,400	2,005,579	2,377,014
Charge for goodwill impairment	269,855	—	—
Provision for doubtful accounts	215,000	335,000	—
Impairment reserve for investments and long-term receivable	—	3,232,673	—
Minority interest in partnership	667,577	635,355	833,942
Minority equity in unconsolidated subsidiary	175,409	121,433	61,402
Provision for inventory obsolescence	328,000	168,000	277,138
Gain on sale of long-term investments	(1,000,000)	(627,773)	(1,882,545)
Changes in operating assets and liabilities:
Accounts receivable	251,676	(145,212)	(874,191)
Inventories	(631,975)	(582,904)	(619,302)
Deferred tax assets	480,670	(1,154,660)	201,029
Prepaid expenses and other current assets	280,790	256,075	(160,051)
Accounts payable	(187,299)	429,716	46,386
Accrued expenses	(67,546)	(221,515)	(99,225)
Accrued income taxes	—	(241,495)	(226,674)
Accrued payroll expenses	53,383	(33,562)	772
Deferred revenue	(289,244)	127,616	(250,994)
Customer deposits	(288,873)	305,607	58,441
Other, net	4,801	22,768	70,884

Net cash provided by operating activities	2,356,665	3,974,809	1,902,662

Cash flows from investing activities:
Purchases of short-term investments	(5,492,741)	(9,034,053)	(12,575,069)
Proceeds from sales of short-term investments	5,739,670	9,687,292	15,981,400
Proceeds from sale of long-term investments	1,000,000	627,773	1,882,545
Investment in unconsolidated subsidiary	—	(1,000,000)	(1,000,000)
Investment in sales type lease	(133,564)	(143,114)	—
Long-term loan to unconsolidated subsidiary	—	—	(2,000,000)
Distribution of minority interest	(742,000)	(692,000)	(564,000)
Purchases of property and equipment, net	(989,323)	(1,393,406)	(1,518,177)

Net cash provided by (used in) investing activities	(617,958)	(1,947,508)	206,699

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	469,416
Purchase of treasury stock	(1,602,860)	(1,038,266)	(2,736,124)
Deferral of rent payments	(3,812)	7,728	78,697
Loan payments	(10,300)	(13,642)	(37,162)

Net cash used in financing activities	(1,616,972)	(1,044,180)	(2,225,173)
Net increase (decrease) in cash and cash equivalents	121,735	983,121	(115,812)
Cash and equivalents at beginning of year	1,928,731	945,610	1,061,422

Cash and equivalents at end of year	$2,050,466	$1,928,731	$945,610

Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$362,938	$1,160,011	$1,694,826

See accompanying notes

MEDSTONE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.          Organization and Operations of the Company

              Medstone International, Inc. (“Medstone” or  the “Company”)  designs, manufactures and markets the Medstone STSTM and STS-T(C) Shockwave Therapy Systems (the “System”) for the noninvasive disintegration of kidney stones in human patients.  The Company also generates revenues from use of the Systems under procedure fees and fee for service arrangements and from repairs and maintenance.  The Company’s customers are primarily located in the United States.

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

               Cash equivalents

               The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

               Fair Value of Financial Instruments

               The fair market value of cash and cash equivalents, short-term investments and accounts receivable approximate cost due to the short period of time to maturity.

               Short-term Investments

               The Company applies the provisions of Statement of Financial Accounting Standards No. 115, “Accounting  for Certain Investments in Debt and Equity Securities,” to its short-term investments.   Under this statement,  management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date.  Based on its intent, the Company’s investments are classified as held-to-maturity and are carried at amortized cost.

               The amortized cost and market value of investments at December 31, 2002,  by contractual maturity, is shown below.

	Amortized Cost	Market Value

Due in one year or less	$4,323,491	$4,367,876

               Comprehensive Income

               The components of accumulated other comprehensive income/(loss) are as follows:

Foreign Currency Translation Adjustment

Balance at December 31, 2000	$55,395
Foreign currency translation adjustment net of income taxes	(22,639)

Balance at December 31, 2001	32,756
Foreign currency translation adjustment net of income taxes	(54,810)

Balance at December 31, 2002	$(22,054)

               Concentrations of Credit Risk

               Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents that may, at times, exceed FDIC limits, and short-term investments, which are not federally insured, and accounts receivable.  The Company’s short-term investments consist principally of Commercial Paper.

               The Company sells its products primarily to hospitals worldwide.  Credit is extended based on an evaluation of the customer’s financial condition and collateral generally is not required.  The Company’s ten largest customers accounted for approximately 17% and 10% of accounts receivable at December 31, 2002 and 2001, respectively.

               Accounts Receivable

               The Company reviews accounts receivable on a monthly basis to determine the collectability of the amounts.  After review of the accounts, a reserve requirement is established based on the amounts due over 60 days, the customers past payment history and payment cycles in the industry by geographic region.

               The Company does not currently change interest on past due amounts.  This is based on a review of industry practice for similar companies.

               The Company’s policy is to actively pursue past due accounts with internal resources first, then utilize collection agencies when internal resources have not been successful in collection of the amount.  The last step in the collection process is to utilize the judicial system if the Company has reason to believe that sufficient financial resources are available to satisfy the debt.

               If, after the above steps have not yielded successful collection of any or all of the amounts due, management then will write-off the uncollected amount against previously established reserves.

               Inventories

               Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	December 31,

	2002	2001

Raw materials	$5,231,574	$5,110,216
Work in process	312,665	363,768
Finished goods	1,538,777	1,364,502

Gross inventories	7,083,016	6,838,486

Inventory reserves	642,712	542,417

Net inventories	$6,440,304	$6,296,069

               Building, Property and Equipment

               Building, property and equipment are carried at cost.  Depreciation and amortization are computed on the straight-line method over the following estimated useful lives:

Building	50 years
Lithotripters	5 years
Equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Life of lease

               Depreciation expense for the years ended December 31, 2002, 2001 and 2000  was $1,794,400, $1,903,685, and $2,274,183,  respectively.

               Goodwill

               The Company recorded goodwill resulting from the excess of the purchase prices of Northern Nevada, Southern Idaho and Zenith Medical Systems, Ltd. over the fair market value of the net assets acquired.  Goodwill was amortized over periods ranging from fifteen to forty years using the straight-line method until December 31, 2001.  Commencing January 1, 2002, the Company adopted SFAS No. 142  Goodwill and Other Intangible Assets and accordingly, no amortization expense was recognized in 2002.  A comprehensive review of the goodwill of the Company’s two operational segments, equipment sales and service, or Zenith Medical Systems, and lithotripsy services, or Northern Nevada Lithotripsy and Southern Idaho Lithotripsy, was completed on the Company’s annual review date of October 1, 2002.  The valuation of each segment was completed using discounted future cash flow projections.  These cash flows resulted in no impairment in the lithotripsy services segment.  The Zenith cash flows, based on the losses in the current year and economic impact of changes in products distributed, resulted in a significant short fall in the ability of Zenith’s future profits to cover the value of goodwill as of the valuation date.  As a  result, the Company recognized a charge for goodwill impairment of $269,855 in 2002, reducing the carrying value of goodwill related to Zenith to $0.

               Goodwill and associated amortization and impairment reserves, shown in their reporting segments as of  December 31, 2002, are as follows:

	Zenith Medical Systems	Lithotripsy Services	Total

Goodwill, at original cost	$310,251	$3,362,665	$3,672,916
Accumulated amortization from purchase through December 31, 2001	(40,396)	(432,768)	(473,164)

Net goodwill at December 31, 2001	269,855	2,929,897	3,199,752
Impairment charge recorded in 2002	(269,855)	0	(269,855)

Net goodwill at December 31, 2002	$0	$2,929,897	$2,929,897

               In calculating pro forma information regarding net income (loss) and net income (loss) per share, as required by SFAS 142, the effect of exclusion of goodwill amortization from operating results, net of income taxes at 40% for the years ending December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share information):

	Year Ended December 31,

	2002	2001	2000

Reported net income (loss)	$300	$(658)	$2,089
Add back:
Goowill amortization, net of income tax	—	61	62

Adjusted proforma net income (loss)	$300	$(597)	$2,151

Reported basic earnings (loss) per share	$.08	$(.16)	$.46
Goodwill amortization	—	.01	.01

Adjusted earnings (loss) per share	$.08	$(.15)	$.47

               Long-Lived Assets

               Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company’s analysis was based on a comparison of the carrying amount of such assets to the Company’s historical actual cash flows and to an estimate of future undiscounted cash flows.

               Earnings Per Share

               Basic net income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted net income per share includes the effect of the potential shares outstanding, including dilutive stock options and warrants using the treasury stock method.  Outstanding stock options whose exercise price is in excess of the average price of the Company’s stock are considered to be antidilutive and have been excluded from the per share calculation for the year ended December 31, 2002.  Since a loss exists at December 31, 2001, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive.  All earnings per share amounts for all periods have been restated to conform with the SFAS No. 128 requirements.

               The following table sets forth the computation of earnings (loss) per share:

	Year Ended December 31,

	2002	2001		2000

Numerator: Net income (loss)	$300,041		$(657,892)	$2,088,636

Denominator for weighted average shares outstanding	3,862,169		4,204,803	4,504,468

Basic earnings (loss) per share	$.08		$(.16)	$.46

Effect of dilutive securities:
Weighted average shares outstanding	3,862,169		4,204,803	4,504,468
Stock options	—		708	6,651

Denominator for diluted earnings per share	3,862,169		4,205,511	4,511,119

Diluted earnings per share	$.08	$	N/A	$.46

               Stock Compensation

               The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options.  Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               In calculating pro forma information regarding net income (loss) and net income (loss) per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company’s common stock for the years ended December 31, 2002, 2001, and 2000, respectively: risk free interest rates of 4% in 2002 and 2001 and 6% in 2000; dividend yields of  0% for all periods; volatility of the expected market prices of the Company’s common stock of .324, .394  and .555; and expected life of the options of 5.5 years for all periods.

               Revenue recognition

               Revenues recognized in the fee-for-service segment of the Company’s operations are invoiced as the customer uses the equipment in the month that service has been provided.  Revenues from equipment sales are recognized in accordance with the underlying contractual terms of each sale.  Typically, revenue recognition requires the transfer of title upon shipment, customer acceptance, receipt of specified down payments and performance of all significant contractual obligations.

               Service and maintenance contract revenues are deferred and amortized over the terms of the related contracts.

               Advertising

               The Company expenses advertising costs including promotional literature, brochures and trade shows as incurred.  Advertising expense was $53,000, $58,000 and $32,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

               Shipping and Handling Costs

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

               Selected financial information for the Company’s reportable segments as of and for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Revenue:
Equipment sales	$5,576	$3,651	$3,284
Fees for procedures, maintenance and management	17,421	18,591	18,930
Nonreportable segment	300	464	608

	$23,297	$22,706	$22,822

Operating income (loss):
Equipment sales	$(47)	$(59)	$(8)
Fees for procedures, maintenance and management	853	2,118	2,394
Nonreportable segment	161	354	487

	$967	$2,413	$2,873

Assets:
Equipment sales	$3,234	$3,207	$3,642
Fees for procedures, maintenance and management	13,849	15,077	15,110

	$17,084	$18,284	$18,752

Depreciation and amortization:
Equipment sales	$296	$264	$252
Fees for procedures, maintenance and management	1,498	1,742	2,125

	$1,794	$2,006	$2,377

Expenditures for long-lived assets and equity method investments:
Equipment sales	$617	$1,468	$1,198
Fees for procedures, maintenance and management	372	951	1,319

	$989	$2,419	$2,517

               Selected financial information for the Company’s operations by geographic segment is as follows (in thousands):

	2002	2001	2000

Revenue:
United States	$21,953	$20,836	$21,121
Europe and Middle East	1,048	1,532	1,464
Asia Pacific Rim	296	338	237

	$23,297	$22,706	$22,822

Long-Lived Assets:
United States	$20,274	$19,595	$21,699
Europe	1,436	1,771	865

	$21,710	$21,366	$22,564

               Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

               Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s consolidated financial statements.

               SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

               SFAS No. 148, Accounting for Stock-Based Compensation. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement permits two additional transition methods for entities that adopt the preferable method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, this Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.  The Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

               FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. The interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  It also significantly expands the disclosures guarantors must include in their financial statements. While the interpretation’s accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002.  The adoption of Interpretation No. 45 is not expected to have a material effect on the Company’s consolidated financial statements.

               FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses consolidation by business enterprises of variable interest entities in which 1) the equity investment is insufficient for the entity to finance its activities without additional financial support through other interests who will absorb some or all of the entity’s expected losses, or 2) the equity investors lack one or more essential characteristics of a controlling interest. Those characteristics include the ability to make decisions about an entity’s activities through voting rights or similar rights; the obligation to absorb the entity’s expected losses, which makes it possible for the entity to finance its activities; and the right to receive the entity’s expected residual returns as compensation for the risk of absorbing expected losses. This interpretation is effective for the Company no later than the third quarter of 2003, and is not currently expected to have a material effect on the Company’s  consolidated financial statements.

3.          Acquisitions and Investments in Unconsolidated Affiliates

              Equity Investment in Arcoma AB

              In September 2001, the Company purchased common stock representing a 25% interest in Arcoma AB (“Arcoma”) for $1 million in cash.  Arcoma, based in Vaxjo, Sweden, is a designer and manufacturer of medical imaging tables/devices.  Arcoma is a supplier of several types of tables that the Company currently markets, including the UroPro 2000 table introduced in 2000.  The Company will continue to expand its distribution of Arcoma-designed devices in the United States in future years.  The investment in Arcoma is accounted for under the equity method.  The investment, net of the Company’s share of net losses for the period from September 1, 2001 through December 31, 2002 of $121,000, is included in Investment in unconsolidated subsidiaries.

              Equity Investment in Medicredit.com, Inc.

              In April 2000, the Company purchased common stock representing a 46% interest in Medicredit.com. Inc. (“Medicredit”) for $1 million in cash.  Medicredit, a California-based company, funds and services patient accounts to finance elective surgeries in the cosmetic and cash paying sector of healthcare.  The investment in Medicredit is accounted for under the equity method.  Based on the Company’s review of the equity balance and cash flows of Medicredit as of December 31, 2001, it was determined that a reserve of $953,011, the remaining equity investment balance, should be recorded against the investment carrying value, with the carrying value at that date being $0.

              Along with the cash investments in Medicredit, the Company also provides Medicredit a subordinated line of credit of up to $2 million at the prime interest rate (4.75% at December 31, 2001).  Interest payments are due monthly with principal due at maturity on April 20, 2003.  As of December 31, 2001, the $2 million advanced by the Company was reviewed in relation to Medicredit’s current cash flows, and an impairment reserve of $2 million was established putting the carrying value at that date at $0.

              In December 2002, the Company completed a sale of the 46% interest and $2 million note to a private partnership for $1 million in cash.  The $1 million was recognized as a gain, included in other income (expense) in the year ended December 31, 2002.  The Company no longer has any financial interest in Medicredit.

              Investment in k. Biotech

              In 1998, the Company was made aware of an opportunity to invest in a developmental biotech drug company catering to the members of the International Centre for Genetic Engineering and Biotechnology (“ICGEB”), a United Nations sponsored institute.  k. Biotech purchased license agreements for formulas, developed by the ICGEB, for commercialization purposes in the Indian sub-continent as its primary market.  The Company’s investment in k. Biotech preferred stock was $325,000, representing a 21% ownership interest.  During 2001, the Company recognized its share of K. Biotech’s losses and an investment reserve totaling $325,000, reducing the carrying value to $0. The investment in k. Biotech is accounted for under the equity method because the Company has the ability to exercise significant influence over k. Biotech and is included in other assets.  k. Biotech is continually seeking additional funding from international sources to finance its required investment in plant and equipment.

              Unaudited pro forma consolidated results after giving effect to the businesses acquired during fiscal 1999 would not have been materially different from the reported amounts for 1999 and 1998 due to the immateriality of these acquisitions.

              Genstar Therapeutics Corporation

              Genstar Therapeutics Corp. (formerly Urogen Corp.)  was a subsidiary of the Company until early 1996 at which time the Company spun off this subsidiary as a separate company.  The Company distributed all the stock of Genstar to its stockholders, except for 100,000 shares which the Company retained.  During 2000, the Company sold 5,000 shares of Genstar for a gain of approximately $28,000 and still holds 95,000 shares of Genstar common stock with a book value of $0 as of December 31, 2002.  The market value of the retained Genstar common stock is approximately $30,400 at December 31, 2002.

              As of February 4, 2003, Genstar and Vascular Genetics, a private biotech company, merged and the new entity is named CorAutus Genetics, Inc.

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

              The provision (benefit) for income taxes attributable to income from continuing operations consists of the following:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Current:
Federal	$(502,000)	$558,000	$1,125,000
State	0	166,000	336,000
Utilization of tax credits	0	0	0

Total current	(502,000)	724,000	1,461,000

Deferred:
Federal	1,093,000	(905,000)	171,000
State	190,000	(250,000)	31,000

Total deferred	1,283,000	(1,155,000)	202,000

Provision (benefit) for income taxes	$781,000	$(431,000)	$1,663,000

              The following is a reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Income tax (benefit) at the statutory rate	$596,000	$(146,000)	$1,580,000
State income taxes (net of federal benefit)	125,000	(55,000)	244,000
Foreign loss without benefit	317,000	8,000	34,000
Change in valuation allowance		—	—
Minority interest	(227,000)	(190,000)	(284,000)
Tax credits (with) current benefit		—	—
Accruals (with) tax benefit		—	—
CA Nol	(53,000)	—	—
Other	23,000	(48,000)	89,000

Provision (benefit) for income taxes	$781,000	$(431,000)	$1,663,000

              The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2002	December 31, 2001

Deferred tax assets (liabilities):
State taxes	$—	$56,000
Investment reserves	139,000	139,000
Inventory reserve	275,000	231,000
Bad debt reserve	289,000	276,000
Accruals not currently deductible for tax	94,000	85,000
Inventory adjustment	16,000	16,000
Impairment reserves	—	1,259,000
Net operating loss	80,000	—
Contributions	7,000	—
Product reserves	55,000	98,000

Net deferred assets	955,000	2,160,000

Depreciation and amortization	(639,000)	(562,000)

Total gross deferred tax liability	(639,000)	(562,000)

Net tax assets and liabilities	$316,000	$1,598,000

5.          Stock Options

              As of December 31, 2002, 53,000 options for shares of common stock had been granted and remain outstanding under the Company’s 1989 Stock Incentive Plan.  These options expired unexercised on January 7, 2003.

              In May 1997, the Company’s stockholders approved the 1997 Stock Incentive Plan which provides for the granting of a variety of stock-related securities, including shares of common stock, stock options and stock appreciation rights to employees and other selected individuals.  The Plan allows for the issuance of up to 800,000 shares, with increases each January 1 that the Plan is in effect by a number of shares equal to one percent of the total number of outstanding shares of common stock on that date. As of December 31, 2001 the number of shares authorized by the plan was 1,035,428 and 855,018 options for shares of common stock had been granted and are outstanding under this plan.

              Effective August 13, 1998, the Company repriced all outstanding options granted under all plans with exercise prices exceeding the closing market value of the stock on that date.  Accordingly, the exercise price of these options was reduced to $6.375 per share.

              A summary of the Company’s stock option plans as of the end of 2002, 2001 and 2000 and changes during the years is presented below:

	December 31, 2002		December 31, 2001		December 31, 2000

	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price

Outstanding, beginning of year	956,984	$5.92	1,050,151	$6.38	1,122,428	$6.45
Granted	169,000	4.50	303,500	4.90	136,667	5.74
Exercised	—	—	—	—	(75,528)	6.22
Cancelled	(217,966)	6.24	(396,667)	6.35	(133,416)	6.36

Outstanding, end of year	908,018	$5.57	956,984	$5.92	1,050,151	$6.38

Available for future grants	157,643		182,099		406,517

Exercisable at end of year	504,651		522,634		761,534

Weighted-average fair value of options granted during the year		$1.68		$1.90		$3.24

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-average Exercise Price	Weighted-average Remaining Term	Options Exercisable at 12/31/02	Weighted-average Exercise Price

$4.40 to $5.00	463,568	$4.729	4.9 years	106,368	$4.818
$5.30 to $6.38	367,450	$6.276	1.1 years	335,882	$6.323
$6.56 to $7.50	77,000	$7.215	1.9 years	62,401	$7.220

$5.30 to $7.50	908,018	$5.566	3.1 years	504,651	$6.117

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s proforma information for the years ended December 31, 2002, 2001 and 2000 follows (in thousands, except per share information):

	Year ended December 31,

	2002	2001	2000

Pro forma net income (loss)	$157	$(857)	$1,837
Pro forma diluted net income (loss) per share	$.04	$(.20)	$.41

               These pro forma amounts do not give effect to options granted prior to January 1, 1995.

6.          Stock Repurchase Plan

              Since 1995, the Company has had numerous Stock Repurchase Programs.  The latest repurchase program was completed during 2002 and the Company does not have a repurchase plan in effect as of December 31, 2002.  Listed below is a summary of the activity of the Company’s repurchase plans.

Year ending December 31,	Number of Shares	Total Cost

2002	353,000	$1,602,860
2001	197,000	1,038,266
2000	459,800	2,736,124
All prior years	974,650	7,388,459

	1,984,450	$12,765,709

               All amounts have been recorded as treasury stock.

7.          Commitments

             The Company has occupied its current facility since March 1994.  Its current operating lease runs through November 2005.  The average monthly rental expense is $19,449 over the term of the lease which is slightly different than cash payments due to previously deferred rent.   The lease has the option for one five-year extension at a rate to be negotiated based on then current market rates.

             United Physicians Resources has occupied its present facility since 1998.  In February 2002, it extended its lease through September 2005, with an average monthly rent of $4,178.

             The Company’s Scottish subsidiary has occupied its current facility since April 1999.  It entered into a sixty-month lease at a monthly rent of $2,980 in October 2000.

             The future minimum cash lease payments under all operating leases are as follows:

Minimum Rental

2003	$340,000
2004	$352,000
2005	$319,000
2006	$3,000

             Total net rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was $319,000, $257,000 and $204,000, respectively.

             Under the terms of an employment agreement, if the Company’s CEO is terminated without “Good Cause” or a change of control occurs, a severance payment of $750,000 will be due and payable.  In addition to the above amount, a consulting contract totaling $594,000, payable in monthly installments over three years, will also be due from the Company.

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

9.          Related Party Transactions

             k. Biotech

             The Company’s original investment in k. Biotech was $325,000 which represents a 21% interest.  During 2001, the Company recognized its share of k. Biotech’s losses and an investment reserve totaling $325,000 reducing the carrying value to $0.  One member of the Board of Directors of the Company is also a shareholder of k. Biotech, Inc.

              Arcoma AB

              In September 2001, the Company purchased common stock representing a 25% interest in Arcoma AB (“Arcoma”) for $1 million in cash.  Arcoma, based in Vaxjo, Sweden, is a designer and manufacturer of medical imaging tables/devices.  Arcoma is a supplier of several types of tables that the Company currently markets, including the UroPro table introduced in 2000.  The Company’s CEO is also a director of Arcoma.  The Company will continue to expand its distribution of Arcoma-designed devices in the United States in future years.  The investment in Arcoma is accounted for under the equity method.  The investment, net of the Company’s share of net losses for the period from September 1, 2001 through December 31, 2002 of $266,000, is included in Investment in unconsolidated subsidiaries.

10.          Employee Benefit Plan

               In January 1990, the Company established a defined contribution profit sharing 401(k) plan for all eligible employees.  The plan provides for the deferral of up to 15% of an employee’s qualifying compensation under Section 401(k) of the Internal Revenue Code.  Contributions to the profit sharing portion by the Company may be made to the plan at the discretion of the Board of Directors.  During 2001, the Company’s Board of Directors elected to change the employee match on a tiered system, from $.25 on a dollar up to dollar for dollar depending on years of service.  The employer match maximum ranges from $2,000 to $11,000 per year.  In 2002, 2001 and 2000, the Company’s contribution totaled $123,019, $85,148 and  $58,382, respectively.

11.          Major Customers and Foreign Sales

               During the three years ended December 31, 2002, no single customer has accounted for 10% or more of total revenues in any one year.  The Company derived 6%, 8% and 7% of total revenues from sales to foreign customers in the years ending December 31, 2002, 2001 and 2000, respectively.

12.          Selected Quarterly Financial Data (Unaudited)

               The tables below set forth selected quarterly financial information for 2002 and 2001 (in thousands, except per share amounts):

2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$6,316	$6,031	$5,957	$4,994
Gross profit	2,414	2,225	2,515	1,628
Net income (loss)	167	81	227	(175)
Basic earnings (loss) per share	$.04	$.02	$.06	$(.05)

               For the 4th quarter of 2002, the Company experienced net losses compared to profit in the first three quarters of the year due to recognition of additional reserves for inventory obsolescence, net of income taxes, of $93.  Also recognized, without benefit of income taxes, were goodwill impairment charges ($255) and the Company’s portion of losses from unconsolidated affiliates ($145).

2001	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$5,006	$5,580	$5,987	$6,133
Gross profit	1,823	2,231	2,376	2,540
Net income (loss)	351	230	315	(1,554)
Basic earnings (loss) per share	$.08	$.05	$.08	$(.37)

               For the quarter of 2001, the Company experienced net losses compared to profit in the first three quarters of   the year due to recognition of an impairment reserves charge, net of income taxes, of approximately $1,840.  These reserves included charges for the Medicredit investment and related subordinated loan ($1,740) and the k. Biotech investment ($100).

MEDSTONE INTERNATIONAL, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year

For the year ended December 31, 2002:
Allowance for doubtful accounts	$804,646	$215,000	$—	$147,877	(b)	$871,769

Allowance for inventory obsolescence	$540,417	$328,000	$—	$225,705	(a)	$642,712

For the year ended December 31, 2001:
Allowance for doubtful accounts	$477,180	$335,000	$—	$7,534	(b)	$804,646

Allowance for inventory obsolescence	$457,088	$168,000	$—	$84,671	(a)	$540,417

For the year ended December 31, 2000:
Allowance for doubtful accounts	$571,252	$—	$—	$94,072	(b)	$477,180

Allowance for inventory obsolescence	$307,203	$277,138	$—	$127,253	(a)	$457,088

(a)  Write-off of inventories

(b)  Write-off of bad debts

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDSTONE INTERNATIONAL, INC.

	By:	/s/ DAVID V. RADLINSKI

David V. Radlinski
Chief Executive Officer
Dated: March 27, 2003

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2002.

Signature	Title

/s/ DAVID V. RADLINSKI	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

David V. Radlinski

/s/ MARK SELAWSKI	Chief Financial Officer (Principal Financial and Accounting Officer)

Mark Selawski

/s/ MICHAEL C. TIBBITTS	Director

Michael C. Tibbitts

/s/ FRANK R. POPE	Director

Frank R. Pope

/s/ DAVID A. REED	Director

David A. Reed

/s/ JACK OLSHANSKY	Director

Jack Olshansky

Medstone International, Inc.

CERTIFICATION

I,   David V. Radlinski, certify that:

1.	I have reviewed this annual report on Form 10-K of Medstone International, Inc., the registrant;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/ DAVID V. RADLINSKI

David V. Radlinski
Chairman and Chief Executive Officer

Medstone International, Inc.

CERTIFICATION

I,   Mark  Selawski, certify that:

1.	I have reviewed this annual report on Form 10-K of Medstone International, Inc., the registrant;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/ MARK SELAWSKI

Mark Selawski
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Restated and Amended Bylaws of the Company (2)
4.2	Specimen Certificate of the Company’s Common Stock (3)
10.26	1989 Stock Incentive Plan (4)(5)
10.27	Non-employee Director Stock Option Plan (4)(5)
10.29	1997 Stock Incentive Plan (5)(6)
10.30	Employment Agreement with David Radlinski (5)(7)
10.31	Employment Agreement with Mark Selawski (5)(9)
10.32	Employment Agreement with Eva Novotny (5)(9)
10.33	Amended Lease for Aliso Viejo Property (8)
21	Subsidiaries
23.1	Consent of Independent Auditors, Moss Adams LLP
23.2	Consent of Independent Auditors, Ernst & Young LLP
28.2	Form of Cytocare, Inc. Information Statement - Distribution to Shareholders of Stock of Cardiac Science, Inc. (10)
28.3	Form of Medstone International, Inc. Information Statement - Distribution to Shareholders of Stock of Endocare, Inc. and Urogen Corp. (11)
99.1	Certification by Chairman and Chief Executive Officer
99.2	Certification by Chief Financial Officer

(1)

Previously filed with the same exhibit number with the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and with the Company’s Quarterly Report  on Form 10-Q for the quarter ended June 30, 1998 and  incorporated herein by reference.

(2)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.
(3)	Previously filed with the same exhibit number with the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340 and incorporated herein by reference.
(4)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.
(5)	Compensatory plan or arrangement.
(6)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(7)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(8)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(9)	Previously filed with the same exhibit number with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(10)	Previously filed with the same exhibit number with the Company’s current report on Form 8-K dated June 26, 1991, and incorporated herein by reference.
(11)	Previously filed with the Company’s current report on Form 8-K dated February 9, 1996, and incorporated herein by reference.