Form 10-Q
period 2003-03-31
MEDSTONE INTERNATIONAL INC/
filed 2003-05-14
CIK 819939

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to___________________

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

The number of shares of the Common Stock of the registrant outstanding as of May 1, 2003 was 3,758,220

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2002 was 3,920,020. The number of shares voting and non-voting Common Stock held by non-affiliates on such date was 3,827,312 with an approximate aggregate market value of $19,327,926.

MEDSTONE INTERNATIONAL, INC.

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,940,332	$2,050,466
Short-term investments held to maturity	4,341,831	4,323,491
Accounts receivable, less allowance for doubtful accounts of $931,769 and $871,769 at March 31, 2003 and December 31, 2002, respectively	3,289,013	3,720,410
Income taxes receivable	589,375	589,375
Inventories, less allowance for inventory obsolescence of $716,700 and $642,712 at March 31, 2003 and December 31, 2002, respectively	6,405,923	6,440,304
Deferred tax assets	955,877	955,877
Prepaid expenses and other current assets	1,007,585	647,169

Total current assets	18,529,936	18,727,092

Buildings, property and equipment, at cost:
Building	359,324	359,324
Lithotripters	13,750,702	13,524,440
Equipment, furniture and fixtures	3,387,807	3,368,431
Leasehold improvements	177,318	177,318

	17,675,151	17,429,513
Less accumulated depreciation and amortization	(13,989,559)	(13,602,049)

Net property and equipment	3,685,592	3,827,464

Goodwill, net	2,929,897	2,929,897
Investment in unconsolidated subsidiaries	794,744	734,083
Net investment in sale-type lease	119,514	169,428
Other assets, net	86,964	93,243

	$26,146,647	$26,481,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715,166	$900,295
Accrued expenses	311,168	267,229
Accrued payroll expenses	344,302	366,855
Customer deposits	120,187	75,175
Deferred revenue	469,581	494,704

Total current liabilities	1,960,404	2,104,258

Deferred tax liabilities	639,224	639,224
Minority interest	395,606	423,224
Deferred rent	79,135	82,613
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders’ equity:
Common stock - $.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both March 31, 2003 and December 31, 2002	22,971	22,971
Additional paid-in capital	19,646,388	19,646,388
Accumulated earnings	16,228,627	16,350,292
Accumulated other comprehensive loss	(59,999)	(22,054)
Treasury stock, at cost, 1,984,450 at both March 31, 2003 and December 31, 2002, respectively	(12,765,709)	(12,765,709)

Total stockholders’ equity	23,072,278	23,231,888

	$26,146,647	$26,481,207

See accompanying notes

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Revenues:
Procedures, maintenance fees and fee-for-service	$4,068,423	$4,337,435
Net equipment sales	719,127	1,896,443
Interest income	40,501	82,123

Total revenues	4,828,051	6,316,001
Costs and operating expenses:
Cost of procedures and maintenance fees	2,231,259	2,426,949
Cost of equipment sales	795,404	1,474,909
Research and development	409,061	260,939
Selling	617,033	812,215
General and administrative	802,119	817,490

Total costs and operating expenses	4,854,876	5,792,502

Operating income (loss)	(26,825)	523,499
Other expense (income)	23,820	(1,887)
Minority interests:
Minority interest in subsidiaries income	170,381	170,019
Equity in loss (income) from unconsolidated subsidiary	(69,161)	30,359

Total minority interest	101,220	200,378

Income (loss) before provision for income taxes	(151,865)	325,008
Provision for (benefit from) income taxes	(30,200)	157,800

Net income (loss)	$(121,665)	$167,208

Net income (loss) per share:
Basic	$(.03)	$.04

Diluted	N/A	$.04

Number of shares used in the computation of earnings (loss) per share:
Basic	3,758,220	3,954,553

Diluted	N/A	3,954,553

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated earnings	Accumulated Other Comprehensive loss	Treasury Stock	Total

	Number of shares	Amount

Balance at December 31, 2002	3,758,220	$22,971	$19,646,388	$16,350,292	$(22,054)	$(12,765,709)	$23,231,888
Net loss	—	—	—	(121,665)	—	—	(121,665)
Other comprehensive income:
Unrealized loss on foreign currency translation, net	—	—	—	—	(37,945)	—	(37,945)

Total comprehensive loss							(159,610)

Balance at March 31, 2003(Unaudited)	3,758,220	$22,971	$19,646,388	$16,228,627	$(59,999)	$(12,765,709)	$23,072,278

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(121,665)	$167,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,817	433,876
Provision for doubtful accounts	60,000	60,000
Provision for inventory obsolescence	75,000	42,000
Minority interest in partnerships	170,382	170,019
Minority loss (equity) in unconsolidated subsidiary	(60,661)	30,359
Changes in assets and liabilities:
Accounts receivable	141,784	122,995
Inventories	(40,619)	667,608
Prepaid expenses and other current assets	(80,889)	(37,721)
Accounts payable and accrued expenses	(141,190)	(159,622)
Accrued payroll expenses	(22,553)	(24,571)
Accrued income taxes	—	—
Deferred revenue	(25,123)	111,109
Customer deposits	45,012	(336,948)
Other, net	(35,011)	(29,721)

Net cash provided by operating activities	377,284	1,216,591

Cash flows from investing activities:
Purchase of short-term investments	(1,177,257)	(1,169,251)
Proceeds from sales of short-term investments	1,158,917	1,139,288
Investment in sales type lease	—	(7,860)
Distribution of minority interest	(198,000)	(188,000)
Purchase of property and equipment, net	(267,600)	(635,514)

Net cash used in by investing activities	(483,940)	(861,337)

Cash flows from financing activities:
Purchase of treasury stock	—	(819,750)
Deferral of rent payments	(3,478)	850

Net cash used in financing activities	(3,478)	(818,900)

Net change in cash and cash equivalents	(110,134)	(463,646)
Cash and equivalents at beginning of period	2,050,466	1,928,731

Cash and equivalents at end of period	$1,940,332	$1,465,085

Supplemental cash flow disclosures:
Cash paid during the period for:
Income taxes	$15,145	$6,288

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

A.      Basis of presentation

          The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company).  All significant intercompany transactions and accounts have been eliminated.

          In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at March 31, 2003 and consolidated results of operations and cash flows for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.  Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

B.      Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive (loss)/income are as follows:

Currency Translation Adjustment

Balance at December 31, 2002	$(22,054)
Foreign currency translation adjustments	(37,945)

Balance at March 31, 2003	$(59,999)

          The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

          The earnings associated with the Company’s investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

          For the three months ended March 31, 2003, total comprehensive loss was $159,610.   For the three months ended March 31, 2002, total comprehensive income was $137,491.

C.      Business Segments

          The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

	Three Months Ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)
Revenue:
Equipment sales	$719,127	$1,896,443
Fees for procedures, maintenance fees and fee-for-service	4,068,423	4,337,435

	$4,787,550	$6,233,878

Operating income (loss):
Equipment sales	$(374,967)	$(139,942)
Fees for procedures, maintenance fees and fee-for-service	348,145	663,441

	$(26,822)	$523,499

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

          The following table sets forth the computation of earnings per share:

	Three Months Ended

	March 31, 2003	March 31, 2002

	(Unaudited)	(Unaudited)
Numerator: Net income (loss)	$(121,665)	$167,208

Denominator for weighted average shares outstanding	3,758,220	3,954,553

Basic income (loss) per share	$(.03)	$.04

Effect of dilutive securities:
Weighted average shares outstanding	N/A	3,954,553
Stock options	N/A	—

Denominator for diluted earnings per share	N/A	3,954,553

Diluted earnings per share	N/A	$.04

E.      Inventories

          Effective January 1, 2003, the Company changed its method of accounting for inventories from first-in first-out to an average cost method.  The impact of this change was not material to the financial statements.

          Inventories are stated at the lower of average cost or market and consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$5,411,755	$5,231,574
Work in process	306,134	312,665
Finished goods	1,404,734	1,538,777

Gross inventories	7,122,623	7,083,016

Less: Inventory reserves	(716,700)	(642,712)

Net inventories	$6,405,923	$6,440,304

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the Company’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

          In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results.  The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.  Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements.  Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation.  The Company has also chosen certain accounting policies when options were available, including:

•	The average cost method to value a majority of our inventories; and
•	The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and
•	We record an allowance for credit losses based on estimates of customers’ ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

          These accounting policies are applied consistently for all periods presented.  Our operating results would be affected if other alternatives were used.  Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Consolidated Operations

General

          Medstone manufactures, markets and maintains lithotripters, and utilizes its Fee-for-Service Program to supply lithotripsy equipment to providers on a per procedure basis.  The lithotripters manufactured by Medstone is approved to treat both kidney stones and gallstones.  The Company is also marketing a urology imaging and treatment table, used for various urological functions, mobile urology and pain management table to serve the mobile treatment market and various radiology room equipment, capitalizing on the relationships that the Company has with radiology equipment manufacturers. To date, the Company’s consolidated revenues have come primarily from Medstone’s lithotripsy business.

          As a manufacturer of medical devices, the Company is vertically integrated by offering its medical devices directly to providers.  It currently offers lithotripsy procedures using 14 mobile systems,  one fixed site and 23 transmobile lithotripters located throughout the United States on a per procedure basis.  With the ability to offer state-of-the-art equipment at reasonable prices, Medstone continues to consider this part of its business as an integral part of its business plan.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          The Company recognized total revenue of $4.8 million in the first quarter of 2003 compared to $6.3 million in the first quarter of 2002, or a decrease of 24%. Revenues from procedures, maintenance and management fees decreased from $4.3 million in the three months ended March 31, 2002 to $4.1 million in the three months ended March 31, 2003 due to continuing decline in the average per patient charges on the Company’s fee-for-service equipment on essentially the same patient count along with a decrease in the third party patient count and corresponding per patient charge in the current year.  Also decreasing were the spares revenues as a lower number of shipments occurred in the current year compared to the same period of the prior year.  Equipment revenues also decreased to $0.7 million in the quarter ending March 31, 2003 from $1.9 million in the comparable quarter of the prior year, or a 62% decrease.  The Company did not ship any lithotripsy systems in the quarter ending March 31, 2003 compared to three systems in the same period in the prior year. The Company also realized revenue on shipment of one UroPro urology systems in the current year compared to three systems in the three months ended March 31, 2002.  Shipments of major medical devices decreased dramatically due to the uncertainty in the government sector regarding funding of medical devices and the private healthcare sector’s emphasis on cost containment.  The number of patient handling tables shipped in the three months ended March 31, 2003 increased to 31 units compared to 16 units in the same period of 2002, but average selling price decreased slightly in the current year when compared to the prior year.

          Interest income decreased by 51% in the first quarter of 2003 when compared to the same period of the prior year due to a significant decline in investment yields and a decrease in the average invested balance.

          Recurring revenue cost of sales decreased to 55% of sales in the quarter ended March 31, 2003 compared to 56% in the same quarter of the prior year.  This decrease is due to lower depreciation for mobile equipment and lower equipment rental expenses on vans and trucks as service areas decrease in size and fixed site fee-for-service units are utilized. Cost of sales on equipment sales increased to 111% of sales in the three months ended March 31, 2003 compared to 78% of sales in the same period of 2002.  This increase is due to very low equipment sales activity

and fixed costs of production.   Overall cost of sales, as a percentage of revenue (excluding interest), remained constant at 63% in the first quarter of 2003 compared to 63% in the first quarter of 2002.

          Research and development costs increased by 57%, or $148,000, in the first quarter of 2003 when compared to the first quarter of 2002 due to increased spending for the UroPro Vista model being developed for shipment in the 4th quarter of 2003 and the MultiRad imaging system, with shipment expected by the 3rd quarter of 2003.

          Selling costs decreased to $617,000 in the first quarter of 2003 compared to $812,000 in the same period of the prior year, a change of $195,000 or 24% due to 2002’s higher commission expenses from higher equipment sales and the advertising and consulting costs incurred for recruitment of patients for the gallstone study.

          Total minority interest expense decreased to $101,000 in the three months ended March 31, 2003 compared to $200,000 in the same period of the prior year due to recognition of operating profits at Arcoma AB in the current year compared to operating losses in Arcoma AB operations in 2002.  The Company’s expense for minority distributions in the Northern Nevada and Southern Idaho operations remained constant in both periods.

Liquidity and Capital Resources

          At March 31, 2003, the Company had cash and short-term investments of approximately $6.3 million.  These funds were generated from continuing operating activities.

          As of March 31, 2003, the Company held 13,571 shares of CorAutus Genetics, Inc. common stock, with an approximate market value of $18,864.  The Company will continue to liquidate its holdings in this Company as markets allow.

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

Item 3.	Market Risk Changes

          The Company has no significant market risk changes for the period ended March 31, 2003.

Item 4.	Controls and Procedures

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

Date: May 6, 2003
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 6, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 6, 2003

/s/ MARK SELAWSKI

Mark Selawski Chief Financial Officer

Exhibit Index

99.1	Certification by Chairman and Chief Executive Officer
99.2	Certification by Chief Financial Officer