Form 10-Q
period 2003-06-30
MEDSTONE INTERNATIONAL INC/
filed 2003-08-13
CIK 819939

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the Common Stock of the registrant outstanding as of August  6, 2003 was 3,758,220.  The number of shares voting and non-voting Common Stock held by non-affiliates on such date was 3,664,512 with an approximate aggregate market value of $11,176,762.

MEDSTONE INTERNATIONAL, INC.

MEDSTONE INTERNATIONAL, INC.
 CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,765,273	$2,050,466
Short-term investments held to maturity	4,374,214	4,323,491
Accounts receivable, less allowance for doubtful accounts of $977,822 and $871,769 at June 30, 2003 and December 31, 2002, respectively	3,679,878	3,720,410
Income taxes receivable	589,375	589,375
Inventories, less allowance for inventory obsolescence of $791,700 and $642,712 at June 30, 2003 and December 31, 2002, respectively	5,993,065	6,440,304
Deferred tax assets	955,877	955,877
Prepaid expenses and other current assets	947,330	647,169

Total current assets	18,305,012	18,727,092

Buildings, property and equipment, at cost:
Building	359,324	359,324
Lithotripters	14,177,305	13,524,440
Equipment, furniture and fixtures	3,428,574	3,368,431
Leasehold improvements	177,318	177,318

	18,142,521	17,429,513
Less accumulated depreciation and amortization	(14,365,997)	(13,602,049)

Net property and equipment	3,776,524	3,827,464

Goodwill, net	2,929,897	2,929,897
Investment in unconsolidated subsidiaries	950,358	734,083
Net investment in sale-type lease	311,949	169,428
Other assets, net	80,716	93,243

	$26,354,456	$26,481,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,028,627	$900,295
Accrued expenses	247,610	267,229
Accrued payroll expenses	366,787	366,855
Customer deposits	133,420	75,175
Deferred revenue	399,527	494,704

Total current liabilities	2,175,971	2,104,258

Deferred tax liabilities	639,224	639,224
Minority interest	398,860	423,224
Deferred rent	75,657	82,613
Commitments and contingencies (Note F)	—	—
Stockholders’ equity:
Common stock - $.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both June 30, 2003 and December 31, 2002	22,971	22,971
Additional paid-in capital	19,646,388	19,646,388
Accumulated earnings	16,166,447	16,350,292
Accumulated other comprehensive loss	(5,353)	(22,054)
Treasury stock, at cost, 1,984,450 shares at both June 30, 2003 and December 31, 2002	(12,765,709)	(12,765,709)

Total stockholders’ equity	23,064,744	23,231,888

	$26,354,456	$26,481,207

See accompanying notes

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Procedures, maintenance fees and fee-for service	$3,998,785	$4,312,088	$8,067,208	$8,649,523
Net equipment sales	1,469,871	1,639,249	2,188,998	3,535,692
Interest income	37,952	79,521	78,453	161,644

Total revenues	5,506,608	6,030,858	10,334,659	12,346,859
Costs and expenses:
Costs of procedures and maintenance fees	2,539,719	2,611,460	4,770,978	5,038,409
Cost of equipment sales	1,033,890	1,194,027	1,829,294	2,668,936
Research and development	495,903	313,971	904,964	574,910
Selling	785,988	794,030	1,403,021	1,606,245
General and administrative	730,805	833,731	1,532,924	1,651,221

Total costs and operating expenses	5,586,305	5,747,219	10,441,181	11,539,721

Operating income (loss)	(79,697)	283,639	(106,522)	807,138
Other expense (income)	(1,458)	4,153	22,362	2,266
Minority interests:
Minority interest in subsidiaries income	179,255	160,511	349,636	330,530
Equity in loss (income) from unconsolidated subsidiary	(155,614)	—	(224,775)	30,359

Total minority interest	23,641	160,511	124,861	360,889

Income (loss) before provision for income taxes	(101,880)	118,975	(253,745)	443,983
Provision for (benefit from) income taxes	(39,700)	37,700	(69,900)	195,500

Net income (loss)	$(62,180)	$81,275	$(183,845)	$248,483

Net income (loss) per share:
Basic	$(.02)	$.02	$(.05)	$.06

Diluted	N/A	$.02	N/A	$.06

Number of shares used in the computation of earnings (loss) per share:
Basic	3,758,220	3,923,753	3,758,220	3,939,154

Diluted	N/A	3,927,685	N/A	3,940,437

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Other Comprehensive loss
			Additional paid-in capital
	Number of shares	Amount		Accumulated earnings		Treasury Stock
							Total

Balance at December 31, 2002	3,758,220	$22,971	$19,646,388	$16,350,292	$(22,054)	$(12,765,709)	$23,231,888
Net loss	—	—	—	(183,845)	—	—	(183,845)
Other comprehensive income:
Unrealized loss on foreign currency translation, net	—	—	—	—	16,701	—	16,701

Total comprehensive loss							(167,144)

Balance at June 30, 2003 (Unaudited)	3,758,220	$22,971	$19,646,388	$16,166,447	$(5,353)	$(12,765,709)	$23,064,744

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(183,845)	$248,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826,709	890,172
Provision for doubtful accounts	120,000	120,000
Provision for inventory obsolescence	150,000	84,000
Minority interest in partnerships	349,636	330,530
Minority loss (equity) in unconsolidated subsidiary	(216,275)	30,359
Changes in assets and liabilities:
Accounts receivable	(221,989)	103,212
Inventories	297,239	240,112
Prepaid expenses and other current assets	(300,161)	28,163
Accounts payable and accrued expenses	108,713	68,287
Accrued payroll expenses	(68)	82,042
Accrued income taxes	—	—
Deferred revenue	(95,177)	(106,420)
Customer deposits	58,245	(257,868)
Other, net	17,005	(26,248)

Net cash provided by operating activities	910,032	1,834,824

Cash flows from investing activities:
Purchase of short-term investments	(3,186,976)	(2,328,167)
Proceeds from sales of short-term investments	3,136,253	2,275,420
Investment in sales type lease		(7,860)
Distribution of minority interest	(374,000)	(424,000)
Purchase of property and equipment, net	(763,546)	(778,811)

Net cash used in investing activities	(1,188,269)	(1,263,418)

Cash flows from financing activities:
Purchase of treasury stock	—	(870,052)
Deferral of rent payments	(6,956)	1,700

Net cash used in financing activities	(6,956)	(868,352)

Net decrease in cash and equivalents	(285,193)	(296,946)
Cash and equivalents at beginning of period	2,050,466	1,928,731

Cash and equivalents at end of period	$1,765,273	$1,631,785

Supplemental cash flow disclosures:
Cash paid during the period for:
Income taxes	$21,548	$37,528

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

A.      Basis of presentation

          The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company).  All significant intercompany transactions and accounts have been eliminated.

          In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at June 30, 2003 and consolidated results of operations and cash flows for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.  Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

B.      Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive (loss)/income are as follows:

Currency Translation Adjustment

Balance at December 31, 2002	$(22,054)
Foreign currency translation adjustments	16,701

Balance at June 30, 2003	$(5,353)

          The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

          The earnings associated with the Company’s investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

          For the three months ended June 30, 2003 and 2002,  total comprehensive income/(loss) was $(7,534) and $65,602, respectively.   For the six months ended June 30, 2003 and 2002, total comprehensive income/(loss) was $(167,144) and $203,093, respectively.

C.      Business Segments

          The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:	$1,469,871	$1,639,249	$2,188,998	$3,535,692
Equipment sales
Fees for procedures, maintenance fees and fee-for-service	3,998,785	4,312,088	8,067,208	8,649,523

	$5,468,656	$5,951,337	$10,256,206	$12,185,215

Operating income (loss):
Equipment sales	$(77,361)	$109,059	$(452,329)	$(30,885)
Fees for procedures, maintenance fees and fee-for-service	(2,336)	174,580	345,807	838,023

	$(79,697)	$283,639	$(106,522)	$807,138

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

          The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator: Net income (loss)	$(62,180)	$81,275	$(183,845)	$248,483

Denominator for weighted average shares outstanding	3,758,220	3,923,753	3,758,220	3,939,154

Basic income (loss) per share	$(.02)	$.02	$(.05)	$.06

Effect of dilutive securities:
Weighted average shares outstanding	N/A	3,923,753	N/A	3,939,154
Stock options	N/A	3,932	N/A	1,283

Denominator for diluted earnings per share	N/A	3,927,685	N/A	3,940,437

Diluted earnings per share	N/A	$.02	N/A	$.06

E.      Inventories

          Effective January 1, 2003, the Company changed its method of accounting for inventories from first-in first-out to an average cost method.  The impact of this change was not material to the financial statements.

          Inventories are stated at the lower of average cost or market and consist of the following:

	June 30, 2003	December 31, 2002

Raw materials	$5,137,574	$5,231,574
Work in process	321,432	312,665
Finished goods	1,325,759	1,538,777

Gross inventories	6,784,765	7,083,016

Less: Inventory reserves	(791,700)	(642,712)

Net inventories	$5,993,065	$6,440,304

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

          In calculating pro forma information regarding net income (loss) and net income (loss) per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company’s common stock for the three and six months ended June 30, 2003 and 2002, respectively: risk free interest rates of 3% and 4% in 2003 and 2002, respectively; dividend yields of 0% for all periods; volatility of the expected market prices of the Company’s common stock of .324 for all periods; and expected life of the options of 5.5 years for all periods.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had the Company’s stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months ended		Six Months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss):
As reported	$(62)	$81	$(184)	$248
Compensation expense, net of tax	32	55	74	110

Pro forma	$(94)	$26	$(258)	$138

Earnings per share:
Basic	$(.02)	$.02	$(.05)	$.06
Diluted	N/A	$.02	N/A	$.06
Pro forma basic	$(.03)	$.01	(.07)	$.04
Pro forma diluted	N/A	$.01	N/A	$.04

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

Three Months ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          The Company recognized total revenue of $5.5 million in the second quarter of 2003 compared to $6.0 million in the second quarter of 2002, or an 8% decrease. Revenues from procedures, maintenance and management fees decreased from $4.3 million in the three months ended June 30, 2002 to $4.0 million in the three months ended June 30, 2003 due to both lower average per patient charges on the Company’s fee-for-service equipment and lower third party patient count.  Also decreasing were maintenance revenues as there a number of sites that discontinued maintenance contracts as a cost cutting measure. Equipment revenues decreased slightly to $1.47 million in the quarter ending June 30, 2003 from $ 1.64 million in the comparable quarter of the prior year, or a 10% decrease.  The Company shipped two lithotripsy systems, one urology table and 35 various patient handling tables shipped in the 3 months ended June 30, 2003 compared to three lithotripsy systems, one urology system and 26 various patient handling tables shipped in the same period of 2002.

          Interest income decreased by 52% in the second quarter of 2003 when compared to the same period of the prior year due to a significant decline in investment yields and a significant decline in the average invested balance.

          Recurring revenue cost of sales increased to 64% of sales in the quarter ended June 30, 2003 compared to 61% in the same quarter of the prior year.  This is due to lower revenue per patient in this segment with no significant decrease in the costs of providing service.  Cost of sales on equipment sales decreased to 70% of sales in the three months ended June 30, 2003 compared to 73% of sales in the same period of 2002.  This decrease is due to a slight decrease in costs and slightly higher average sales price per unit on the patient handling tables. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 65% in the second quarter of 2003 compared to 64% in the second quarter of 2002.

          Research and development costs increased to $496,000 in the second quarter of 2003 compared to $314,000 in the second quarter of 2002 or an increase of 58% due to consulting expenses and material costs associated with the development of the UroPro Vista  next generation urology table and the MultiRad imaging system.  The Company expects to complete both projects by the 4th quarter of 2003.

          General and administrative expenses decreased by $103,000 or 12% in the three months ended June 30, 2003 compared to the same period in the prior year due to the prior years’ consulting and legal expenses involved in exploring acquisitions.

          Total minority interest expense decreased to $24,000 in the three months ended June 30, 2003 compared to $161,000 in the same period of the prior year due to recognition of operating profits at Arcoma AB in the current quarter compared to no profit or loss in 2002.  The Company’s expense for minority distributions in the Northern Nevada and Southern Idaho operations remained almost unchanged in both periods.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          The Company recorded total revenue of $10.3 million in the first six months of 2003 or a 16% decrease compared to $12.3 million in the corresponding period of 2002.  Revenues from procedures, maintenance and management fees decreased by $582,000, or 7%, due to lower average reimbursement per patient and lower overall patient count, which decreased by 6% in the current year.  Equipment revenue decreased by $1,346,000, or 38%, as unit shipments of lithotripsy units and urology tables decreased in 2003 when compared to 2002.  Two lithotripsy systems were shipped in the current year compared to six units in the prior year. Two urology systems were shipped in the six months ended June 30, 2003 compared to four units in the six months ended June 30, 2002. Offsetting some of the decrease in unit shipments is an increase in the shipment of the Company’s imaging tables, as the Company has shipped 66 various types of tables in 2003 compared to 42 units sold in the corresponding period of 2002.

          Interest income decreased by 52% for the first six months of 2003 when compared to the same period of the prior year as significantly lower interest yields were earned on lower average invested balances.

          Procedure, maintenance and management fee cost of sales increased to 59% in the six months ended June 30, 2003 compared to 58% in the same period of the prior year as revenue decreased with no appreciable change in the cost of provision of service. Cost of sales on equipment sales increased to 84% of revenue in the first six months of 2003 compared to 75% of revenue in the first six months of 2002 due to a lower number of lithotripsy units sold, which have higher profit margins compared to imaging tables.   Overall cost of sales, as a percentage of revenue (excluding interest), increased slightly to 64% in the first six months of 2003 compared to 63% in the same period of 2002.

          Research and development costs increased by $330,000, or 57% in the first six months of 2003 when compared to the same period of 2002 as the Company has undertaken major development work for the UroPro Vista urology table and MultiRad imaging system.

          Selling costs decreased by 13%, or $203,000, in the first six months of 2003 compared to the same period of 2002 due to lower commission expense on lower revenues and 2002’s services related to the gallstone marketing efforts.

          General and administrative expenses decreased by 7%, or $118,000, in the six months ended June 30, 2003 compared to the first six months of 2002 due to the prior years’ consulting and legal expenses.

          Total minority interest expense decreased to $125,000 in the six months ended June 30, 2003 compared to $361,000 in the same period of the prior year due to recognition of $225,000 in operating profits in the current year compared to $30,000 of operating losses in 2002 for the Company’s 25% equity interest in Arcoma AB.  The Company’s expense for minority distributions in the Northern Nevada and Southern Idaho operations increased by $19,000 in the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

          Provision for (benefit from) income taxes decreased to a benefit of $70,000 in the first six months of 2003 compared tax expense of  $196,000 for the same period of 2002 as a result of operating losses in the current year compared to taxable operating profits in the prior year.

Liquidity and Capital Resources

          At June 30, 2003, the Company had cash and short-term investments of approximately $6.1 million.  These funds were generated from continuing operating activities.

          As of June 30, 2003, the Company held 13,571 shares of CorAutus Genetics, Inc. common stock, with an approximate market value of $18,864.  The Company will continue to liquidate its holdings in this Company as markets allow.

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

Item 3.          Market Risk Changes

          The Company has no significant market risk changes for the period ended June 30, 2003.

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
(a) The annual meeting of stockholders of the Company was held on July 24, 2003.
(b)

The election of four board of directors of the Company was held.  The number of shares cast for each of the individuals listed below to serve until the next Annual Meeting of stockholders and until their successors are elected and have qualified was as follows:

Name	For	Withheld

David V. Radlinski	3,246,536	442,777
Frank R. Pope	3,251,565	437,748
Jack Olshansky	3,234,684	454,629
David A. Reed	3,269,384	419,929
Michael C. Tibbitts	3,253,065	436,248

(c)	The ratification of the appointment of Moss Adams LLP as independent accountants of the Company for the year ending December 31, 2003.

For	3,511,375
Against	164,438
Abstain	13,500

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K
	(a)	The following exhibits are included herein:
		10.30	Amendment No. 1 to Employment Agreement with David Radlinski
		10.31	Amendment No. 1 to Employment Agreement with Mark Selawski
		10.32	Amendment No. 1 to Employment Agreement with Eva Novotny
		31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003.
		31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003.
		32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 1, 2003.

	(b)	Reports on Form 8-K.

On May 12, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9. Regulation FD Disclosure  (furnished under Item 12. Results of Operations and Financial Condition) our operating results for the quarter ended March 31, 2003.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEDSTONE INTERNATIONAL, INC.

A Delaware corporation

Date: August 13, 2003
/s/ MARK SELAWSKI

Mark Selawski Chief Financial Officer (Principal financial and accounting officer)

Exhibit Index

10.30	Amendment No. 1 to Employment Agreement with David Radlinski

10.31	Amendment No. 1 to Employment Agreement with Mark Selawski

10.32	Amendment No. 1 to Employment Agreement with Eva Novotny

31.1	Certificates of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003.

31.2	Certificates of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003.

32	Certificates of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 1, 2003.