Form 10-Q
period 2003-09-30
MEDSTONE INTERNATIONAL INC/
filed 2003-11-14
CIK 819939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes  ☐ No  ☒

The number of shares of the Common Stock of the registrant outstanding as of November 10, 2003 was 3,758,220. The number of shares voting and non-voting Common Stock held by non-affiliates on such date was 3,664,512 with an approximate aggregate market value of $14,548,112.

MEDSTONE INTERNATIONAL, INC.

INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,833,771	$2,050,466
Short-term investments held to maturity	4,392,063	4,323,491
Accounts receivable, less allowance for doubtful accounts of $1,022,821 and $871,769 at September 30, 2003 and December 31, 2002, respectively	3,615,485	3,720,410
Income taxes receivable	—	589,375
Inventories, less allowance for inventory obsolescence of $866,700 and $642,712 at September 30, 2003 and December 31, 2002, respectively	6,317,036	6,440,304
Deferred tax assets	955,877	955,877
Prepaid expenses and other current assets	697,848	647,169

Total current assets	18,812,080	18,727,092

Buildings, property and equipment, at cost:
Building	359,324	359,324
Lithotripters	13,562,890	13,524,440
Equipment, furniture and fixtures	3,454,566	3,368,431
Leasehold improvements	177,318	177,318

	17,554,098	17,429,513
Less accumulated depreciation and amortization	(14,238,574)	(13,602,049)

Net property and equipment	3,315,524	3,827,464

Goodwill, net	2,929,897	2,929,897
Investment in unconsolidated subsidiaries	885,962	734,083
Net investment in sale-type lease	509,840	169,428
Other assets, net	80,716	93,243

	$26,534,019	$26,481,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$991,742	$900,295
Accrued expenses	206,279	267,229
Accrued payroll expenses	332,721	366,855
Customer deposits	127,514	75,175
Deferred revenue	596,156	494,704

Total current liabilities	2,254,412	2,104,258

Deferred tax liabilities	639,224	639,224
Minority interest	537,976	423,224
Deferred rent	70,119	82,613
Commitments and contingencies (Note F)	—	—
Stockholders’ equity:
Common stock – $.004 par value, 20,000,000 shares authorized, 5,742,670 shares issued at both September 30, 2003 and December 31, 2002	22,971	22,971
Additional paid-in capital	19,646,388	19,646,388
Accumulated earnings	16,060,294	16,350,292
Accumulated other comprehensive income (loss)	68,344	(22,054)
Treasury stock, at cost, 1,984,450 shares at both September 30, 2003 and December 31, 2002	(12,765,709)	(12,765,709)

Total stockholders’ equity	23,032,288	23,231,888

	$26,534,019	$26,481,207

See accompanying notes

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Procedures, maintenance fees and fee-for service	$4,342,363	$4,600,563	$12,409,571	$13,278,084
Net equipment sales	1,373,017	1,271,401	3,562,015	4,779,095
Interest income	38,978	84,862	117,431	246,506

Total revenues	5,754,358	5,956,826	16,089,017	18,303,685
Costs and expenses:
Costs of procedures and maintenance fees	2,329,620	2,604,139	7,100,598	7,642,548
Cost of equipment sales	1,195,626	837,740	3,024,920	3,506,676
Research and development	457,621	360,304	1,362,585	935,214
Selling	627,342	702,431	2,030,363	2,308,676
General and administrative	869,301	708,839	2,402,225	2,360,060

Total costs and operating expenses	5,479,510	5,213,453	15,920,691	16,753,174

Operating income	274,848	743,373	168,326	1,550,511
Other expense (income)	19,389	22,942	41,751	25,208
Minority interests:
Minority interest in subsidiaries income	223,116	191,550	572,752	522,208
Equity in loss (income) from unconsolidated subsidiary	64,396	—	(160,379)	30,359

Total minority interest	287,512	191,550	412,373	552,439

Income (loss) before provision for income taxes	(32,053)	528,881	(285,798)	972,864
Provision for income taxes	74,100	301,800	4,200	497,300

Net income (loss)	$(106,153)	$227,081	$(289,998)	$475,564

Net income (loss) per share:
Basic	$(.03)	$06	$(.08)	$12

Diluted	N/A	$06	N/A	$12

Number of shares used in the computation of earnings (loss) per share:
Basic	3,758,220	3,812,153	3,758,220	3,896,819

Diluted	N/A	3,812,153	N/A	3,896,850

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Accumulated earnings	Accumulated Other Comprehensive income (loss)	Treasury Stock	Total
	Number of shares	Amount
Balance at December 31, 2002	3,758,220	$22,971	$19,646,388	$16,350,292	$(22,054)	$(12,765,709)	$23,231,888
Net loss	—	—	—	(289,998)	—	—	(289,998)
Other comprehensive income:
Unrealized gain on foreign currency translation, net	—	—	—	—	90,398	—	90,398

Total comprehensive loss							(199,600)

Balance at September 30, 2003 (Unaudited)	3,758,220	$22,971	$19,646,388	$16,060,294	$68,344	$(12,765,709)	$23,032,288

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(289,998)	$475,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,189,042	1,356,731
Provision for doubtful accounts	165,000	165,000
Provision for inventory obsolescence	225,000	126,000
Minority interest in partnership	572,752	522,080
Minority equity in unconsolidated subsidiaries	(151,879)	30,359
Changes in assets and liabilities:
Accounts receivable	188,888	28,253
Inventories	(101,732)	(54,499)
Prepaid expenses and other current assets	(50,679)	242,471
Accounts payable and accrued expenses	30,497	(37,553)
Accrued payroll expenses	(34,134)	122,124
Accrued income taxes	—	211,102
Deferred revenue	101,452	(104,212)
Customer deposits	52,339	(283,136)
Other, net	180,253	(37,747)

Net cash provided by operating activities	2,076,801	2,762,537

Cash flows from investing activities:
Purchase of short-term investments	(4,392,063)	(4,305,503)
Proceeds from sales of short-term investments	4,323,491	4,570,420
Net investment in sales type lease	—	(133,564)
Distribution of minority interest	(458,000)	(550,000)
Investment in other entities	—	—
Purchase of property and equipment, net	(754,430)	(930,103)

Net cash used in investing activities	(1,281,002)	(1,348,750)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,602,860)
Deferral of rent payments	(12,494)	(334)

Net cash used in financing activities	(12,494)	(1,603,194)

Net increase in cash and cash equivalents	783,305	(189,407)
Cash and cash equivalents at beginning of period	2,050,466	1,928,731

Cash and cash equivalents at end of period	$2,833,771	$1,739,324

Supplemental cash flow disclosures:
Cash paid during the period for:
Income taxes	$27,488	$331,008

See accompanying notes.

MEDSTONE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

A.	Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Medstone International, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its consolidated financial position at September 30, 2003 and consolidated results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2003. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

B.	Accumulated Other Comprehensive Loss

The components of other comprehensive loss are as follows:

Currency Translation Adjustment
Balance at December 31, 2002	$(22,054)
Foreign currency translation adjustments	90,398

Balance at September 30, 2003	$68,344

The functional currency of the investment in foreign subsidiary is considered to be the United States dollar.

MEDSTONE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The earnings associated with the Company’s investment in its foreign subsidiary are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustments has been provided.

For the three months ended September 30, 2003 and 2002, total comprehensive income/(loss) was $(32,456) and $201,779, respectively. For the nine months ended September 30, 2003 and 2002, total comprehensive income/(loss) was $(199,600) and $404,872, respectively.

C.	Business Segments

The Company operates in two business segments, equipment sales and fees for procedures, maintenance and management.

	Three months ended September		Nine months ended September
	2003	2002	2003	2002
Revenue:
Equipment sales	$1,373,017	$1,271,401	$3,562,015	$4,779,095
Fees for procedures, maintenance and management	4,342,363	4,600,563	12,409,571	13,278,084

	$5,715,380	$5,871,964	$15,971,586	$18,057,179

Operating income (loss):
Equipment sales	$(166,049)	$131,187	$(620,376)	$241,918
Fees for procedures, maintenance and management	440,897	612,186	788,702	1,308,593

	$274,848	$743,373	$168,326	$1,550,511

D.	Per share information

Common equivalent shares result from the assumed exercise of outstanding dilutive securities when applying the treasury stock method. Fully diluted per share information is not presented for periods in which the effect is antidilutive.

MEDSTONE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator: Net income (loss)	$(106,153)	$227,081	$(289,998)	$475,564

Denominator for weighted average shares outstanding	3,758,220	3,812,153	3,758,220	3,896,819

Basic income (loss) per share	$(.03)	$.06	$(.08)	$.12

Effect of dilutive securities:
Weighted average shares outstanding	N/A	3,812,153	N/A	3,896,819
Stock options	N/A	—	N/A	31

Denominator for diluted earnings per share	N/A	3,812,153	N/A	3,896.850

Diluted earnings per share	N/A	$.06	N/A	$.12

E.	Inventories

Effective January 1, 2003, the Company changed its method of accounting for inventories from first-in first-out to an average cost method. The impact of this change was not material to the financial statements.

Inventories are stated at the lower of average cost or market and consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$5,376,576	$5,231,574
Work in process	196,374	312,665
Finished goods	1,610,786	1,538,777

Gross Inventories	$7,183,736	$7,083,016

Less: Inventory reserves	(866,700)	(642,712)

Net inventories	$6,317,036	$6,440,304

F.	Contingencies

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

MEDSTONE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In calculating pro forma information regarding net income (loss) and net income (loss) per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions for the options on the Company’s common stock for the three and nine months ended September 30, 2003 and 2002, respectively: risk free interest rates of 3% and 4% in 2003 and 2002, respectively; dividend yields of 0% for all periods; volatility of the expected market prices of the Company’s common stock of .324 for all periods; and expected life of the options of 5.5 years for all periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. Had the Company’s stock option and stock purchase plan been accounted for under SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months ended		Nine Months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income (loss):
As reported	$(106)	$227	$(290)	$476
Compensation expense, net of tax	32	52	107	162

Pro forma	$(138)	$175	$(397)	$314

Earnings per share:
Basic	$(.03)	$06	$(.08)	$12
Diluted	N/A	$06	N/A	$12
Pro forma basic	$(.04)	$05	$(.11)	$08
Pro forma diluted	N/A	$05	N/A	$08

H.	Subsequent Event

On November 11, 2003, the Company, Prime Medical Services, Inc., a Delaware corporation (“Prime”), and a wholly-owned subsidiary of Prime entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the subsidiary will be merged into Medstone and, as the surviving corporation, Medstone will become a wholly-owned subsidiary of Prime (the “Merger”). As a result of the Merger, Medstone shareholders will receive $5.00 of Prime common stock for each share of Medstone common stock they hold, subject to cash payments for fractional shares. The number of Prime shares to be issued to Medstone shareholders will be calculated based on the average closing price of Prime common stock for the 30 trading days immediately preceding the third trading day before the closing of the transaction. The completion of the Merger is subject to approval by the shareholders of Medstone and of Prime and other conditions set forth in the Merger Agreement. The Merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code, as amended. The details of this transaction are disclosed in the Merger Agreement in the Company’s From 8-K filed with the Securities and Exchange Commission on November 12, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2003.

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

As a manufacturer of medical devices, the Company is vertically integrated by offering its medical devices directly to providers. It currently offers lithotripsy procedures using 14 mobile systems, one fixed site and 25 transmobile lithotripters located throughout the United States on a per procedure basis. With the ability to offer state-of-the-art equipment at reasonable prices, Medstone continues to consider this part of its business as an integral part of its business plan.

Three Months ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company recognized total revenue of $5.75 million in the third quarter of 2003 compared to $5.96 million in the third quarter of 2002, or a 3 % decrease. Revenues from procedures, maintenance and management fees decreased to $4.34 million in the three months ended September 30, 2003 compared to $4.60 million in the three months ended September 30, 2002 due to lower overall average per patient charges on both the Company’s fee-for-service equipment and the procedure fees on essentially unchanged patient volume. Equipment revenues increased to $1.37 million in the quarter ending September 30, 2003 from $1.27 million in the comparable quarter of the prior year, or an 8% increase due primarily due to equipment mix. The Company shipped three lithotripsy systems in the three months ended September 30, 2003 compared to two lithotripsy systems and one UroPro urology system in the same period of 2002. The number of various patient handling tables shipped in the third quarter of each year remained constant.

Interest income decreased by 54% in the third quarter of 2003 when compared to the same period of the prior year due to a continued record-low investment yields and a decrease of approximately $ 1.56 million in the average invested balance. The Company considered the $2.0 million note receivable from Medicredit in 2002 as invested balance, although it had been fully reserved.

Recurring revenue cost of sales decreased to 54% of sales in the quarter ended September 30, 2003 compared to 57% in the same quarter of the prior year. This is due to lower depreciation associated with the Company’s in-service fleet of fee-for-service lithotripters and lower material costs in fulfillment of maintenance contracts.

Cost of sales on equipment sales increased to 87% of sales in the three months ended September 30, 2003 compared to 66% of sales in the same period of 2002. This increase is due to higher overhead as the Company has incurred additional expenses to meet shipment schedules. Also, lithotripsy equipment cost of sales increased due to additional features which have been added while average sales prices decreased slightly. Overall cost of sales, as a percentage of revenue (excluding interest), increased to 62% in the third quarter of 2003 compared to 59% in the third quarter of 2002.

Research and development costs increased to $458,000 in the third quarter of 2003 compared to $360,000 in the third quarter of 2002 or an increase of 27% due to continued consulting and material costs associated with the development of the UroPro Vista urology table and the MultiRad imaging system. The Company expects completion of a beta site unit of the MultiRad by year end and completion of the first customer unit of the UroPro Vista in early 2004.

Selling costs decreased to $627,000 in the third quarter of 2003 compared to $702,000 in the same period of the prior year, a decrease of $75,000 or 11% due to lower consulting expenses in 2003 due to a streamlined effort in the gallstone marketing effort when compared to 2002.

General and administrative expenses increased by $160,000 or 23% in the three months ended September 30, 2003 compared to the same period in the prior year due to higher expenses for advisors and consultants for the Company’s work on the evaluation and preparation of the merger agreement with Prime Medical Systems.

Total minority interest expense increased to $288,000 in the three months ended September 30, 2003 compared to $192,000 in the same period of the prior year. This increase was due to the recognition of the Company’s portion of Arcoma’s 3rd quarter losses and higher minority share of profits in Northern Nevada operations in the current quarter due to restructured service pricing.

Provision for income taxes for the third quarter of 2003 decreased by $228,000 compared to the same period of 2002 as a result of lower domestic taxable income in the current year.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company recorded total revenue of $16.09 million in the first nine months of 2003 or a 12% decrease compared to $18.30 million in the corresponding period of 2002. Revenues from procedures, maintenance and management fees decreased by $869,000, or 6%, due to lower average reimbursement per patient and total patient count in both the Company owned and third party procedures. Equipment revenue also decreased by $1,217,000, or 26%, as lithotripter shipments decreased from 8 in the nine months ended September 30, 2002 to 5 in the same period of 2003. Also decreasing was revenue related to the UroPro urology table, with five units shipped in the nine months ended September 30, 2002 and two units shipped in the comparable period of 2003. Partially offsetting these decreases, the activity in the various patient handling tables in the first nine months of 2003 increased to 95 units compared to 68 units in the same period of 2002.

Interest income decreased by 52% for the first nine months of 2003 when compared to the same period of the prior year as interest yields have remained at historic lows during the first nine months of 2003 and the average invested balance was $1.7 million lower when compared to the same period of 2002. The Company considered the $2.0 million note receivable from Medicredit in 2002 as invested balance, although it had been fully reserved.

Procedure, maintenance and management fee cost of sales decreased to 57% in the nine months ended September 30, 2003 compared to 58% in the same period of the prior year as costs decreased in the fee-for-service program due to a shift in equipment placements and the related lower depreciation and equipment rental costs.

Cost of sales on equipment sales increased to 85% of revenue in the first nine months of 2003 compared to 73% of revenue in the first nine months of 2002 due to higher expenses to meet shipment dates even as the total number of units for lithotripsy and urology tables decreased. Overall cost of sales, as a percentage of revenue (excluding interest), increased slightly to 63% in the first nine months of 2003 compared to 62% in the first nine months of 2002.

Research and development costs increased by $427,000, or 46% in the first nine months of 2003 when compared to the same period of 2002 due to the Company’s development costs associated with the UroPro Vista urology table and the MultiRad imaging system. Both projects have had ongoing expenses for the full nine month period of 2003.

Selling costs decreased by 12%, or $278,000, in the first nine months of 2003 compared to the same period of 2002 due to lower commissionable revenue and lower consulting due to the re-adjustment of the gallstone marketing efforts.

Minority interest decreased by 25% in the nine months ended September 30, 2003 when compared to the same period of the prior year due to recognition of the Company’s portion of Arcoma’s profits, partially offset by higher minority share of profits in the Northern Nevada operations due to restructured service pricing.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and short-term investments of approximately $7.2 million. These funds were generated from continuing operating activities.

As of September 30, 2003, the Company held 13,571 shares of CorAutus Genetics, Inc. common stock, with an approximate market value of $77,898. The Company will continue to liquidate its holdings in this Company as markets allow.

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

Item 3.    Market Risk Changes

The Company has no significant market risk changes for the period ended September 30, 2003.

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

None.

Item 2.    Changes in Securities

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

See Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

2.1	Agreement and Plan of Merger dated as of November 11, 2003 among the Company, Prime Medical Services, Inc., a Delaware corporation (“Prime”), and a wholly-owned subsidiary of Prime, previously filed with the same exhibit number with the Company’s Current Report on Form 8-K filed on November 12, 2003 and incorporated herein by reference.

2.2	Voting Agreement dated as of November 11, 2003 among the Company, Prime and David V. Radlinski, previously filed with the same exhibit number with the Company’s Current Report on Form 8-K filed on November 12, 2003 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company, as amended, previously filed with the same exhibit number with the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340, with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and with the Company’s Quarterly Report for the quarter ended September 30, 1995, all incorporated herein by reference.

10.30	Amendment to Employment Agreement with David Radlinski

10.31	Amendment to Employment Agreement with Mark Selawski

10.32	Amendment to Employment Agreement with Eva Novotny

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 12, 2003.

(b)  Reports on Form 8-K.

On August 13, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9. Regulation FD Disclosure (furnished under Item 12. Results of Operations and Financial Condition) our operating results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Medstone International, Inc. A Delaware corporation

Date: November 12, 2003	By:	/s/ MARK SELAWSKI

Mark Selawski Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of November 11, 2003 among the Company, Prime Medical Services, Inc., a Delaware corporation (“Prime”), and a wholly-owned subsidiary of Prime, previously filed with the same exhibit number with the Company’s Current Report on Form 8-K filed on November 12, 2003 and incorporated herein by reference.

2.2	Voting Agreement dated as of November 11, 2003 among the Company, Prime and David V. Radlinski, previously filed with the same exhibit number with the Company’s Current Report on Form 8-K filed on November 12, 2003 and incorporated herein by reference.

3.1	Certificate of Incorporation of the Company, as amended, previously filed with the same exhibit number with the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, Reg. No. 33-16340, with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991 and with the Company’s Quarterly Report for the quarter ended September 30, 1995, all incorporated herein by reference.

10.30	Amendment to Employment Agreement with David Radlinski

10.31	Amendment to Employment Agreement with Mark Selawski

10.32	Amendment to Employment Agreement with Eva Novotny

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 12, 2003.